Form 10-Q
period 2001-03-31
ATP OIL & GAS CORP
filed 2001-05-15
CIK 1123647

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-32261

                           ATP OIL & GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                           76-0362774
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                         4600 POST OAK PLACE, SUITE 200
                              HOUSTON, TEXAS 77027
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (713) 622-3311
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_]

The number of shares outstanding of Registrant's common stock, par value $0.001, as of May 10, 2001, was 20,285,714.

================================================================================

                           ATP OIL & GAS CORPORATION
                               TABLE OF CONTENTS


                                                            PAGE
                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets:
            March 31, 2001 and December 31, 2000.................    3
       Consolidated Statements of Operations:
            For the three months ended March 31, 2001 and 2000...    4
       Consolidated Statements of Cash Flows:
            For the three months ended March 31, 2001 and 2000...    5
       Notes to Consolidated Financial Statements................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................   10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.................................................   15

PART II. OTHER INFORMATION.......................................   17

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    2001          2000
                                                                                  ---------    -----------
                                                                                 (unaudited)
                                ASSETS
Current assets
 Cash and cash equivalents....................................................    $  34,833       $  18,136
 Accounts receivable (net of allowance of $707 and $443, respectively)........       24,008          32,542
 Deferred tax asset...........................................................        5,404              --
 Commodity contracts and other derivatives....................................          181              --
 Other current assets.........................................................        4,531           2,597
                                                                                  ---------       ---------
   Total current assets.......................................................       68,957          53,275
                                                                                  ---------       ---------
Oil and gas properties
 Oil and gas properties (using the successful efforts method of accounting)...      257,934         209,548
 Less: Accumulated depreciation, depletion, impairment and amortization.......     (130,423)       (110,823)
                                                                                  ---------       ---------
   Oil and gas properties, net................................................      127,511          98,725
                                                                                  ---------       ---------
Furniture and fixtures (net of accumulated depreciation)......................          566             487
Deferred tax asset............................................................       11,263           7,652
Other assets..................................................................        1,319           1,854
                                                                                  ---------       ---------
   Total assets...............................................................    $ 209,616       $ 161,993
                                                                                  =========       =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accruals................................................    $  59,853       $  49,799
 Commodity contracts and other derivatives....................................       17,901           7,248
 Other deferred obligations...................................................           63              63
                                                                                  ---------       ---------
   Total current liabilities..................................................       77,817          57,110
Long-term debt................................................................           --          27,750
Non-recourse borrowings.......................................................       82,076          88,779
Deferred revenue..............................................................        1,435           1,481
Other long-term liabilities and deferred obligations..........................           52              52
                                                                                  ---------       ---------
   Total liabilities..........................................................      161,380         175,172
                                                                                  ---------       ---------
Shareholders' equity (deficit)
 Preferred stock: $0.001 par value, authorized 10,000,000 shares at March 31, 2001 and December 31, 2000; none issued and
   outstanding at March 31, 2001 and December 31, 2000........................
 Common stock: $0.001 par value, authorized 100,000,000 shares at March 31, 2001 and December 31, 2000; 20,285,714 shares and
   14,285,714 shares issued and outstanding at March 31, 2001
   and December 31, 2000, respectively........................................           20              14
 Additional paid in capital...................................................       78,430              38
 Accumulated deficit..........................................................      (20,103)        (13,231)
 Accumulated other comprehensive loss.........................................      (10,111)             --
                                                                                  ---------       ---------
   Total shareholders' equity (deficit).......................................       48,236         (13,179)
                                                                                  ---------       ---------
   Total liabilities and shareholders' equity (deficit).......................    $ 209,616       $ 161,993
                                                                                  =========       =========


         See accompanying notes to consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                    2001       2000
                                                                 ---------    -------
Revenue
 Oil and gas production.......................................    $ 38,505    $13,895
 Gas sold - marketing.........................................       2,938      1,232
                                                                  --------    -------
  Total revenues..............................................      41,443     15,127
                                                                  --------    -------
Costs and operating expenses
 Lease operating expenses.....................................       2,806      2,940
 Gas purchased - marketing....................................       2,886      1,181
 General and administrative expenses..........................       1,915      1,594
 Non-cash compensation expense................................       1,584          -
 Depreciation, depletion and amortization.....................      11,032      5,967
 Impairment on oil and gas properties.........................       8,478          -
                                                                  --------    -------
  Total costs and operating expenses..........................      28,701     11,682
                                                                  --------    -------
Net income from operations....................................      12,742      3,445
                                                                  --------    -------
Other income (expense)
 Interest income..............................................         656        186
 Interest expense.............................................      (3,308)    (2,047)
 Loss on derivative instruments...............................     (20,513)         -
                                                                  --------    -------
  Total other income (expense)................................     (23,165)    (1,861)
                                                                  --------    -------
Net income (loss) before income taxes.........................     (10,423)     1,584
Income tax (expense) benefit
 Current......................................................         (59)         -
 Deferred.....................................................       3,609       (555)
                                                                  --------    -------
Net income (loss).............................................    $ (6,873)   $ 1,029
                                                                  ========    =======
Income (loss) per common share:
 Basic and diluted............................................      $(0.38)     $0.07
                                                                  ========    =======
Weighted average number of common shares, basic and diluted...      17,886     14,286
                                                                  ========    =======


         See accompanying notes to consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ---------------------
                                                                2001        2000
                                                             ---------    --------
Cash flows from operating activities
 Net income (loss)........................................    $ (6,873)   $  1,029
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
     Depreciation, depletion and amortization.............      11,032       5,967
     Impairment of oil and gas properties.................       8,478           -
     Amortization of deferred financing costs.............         220          27
     Deferred tax asset...................................      (3,611)        555
     Non-cash compensation expense........................       1,584           -
     Other non-cash items.................................         (75)        424
 Changes in assets and liabilities -
   Accounts receivable and other..........................       6,600      (5,239)
   Restricted cash........................................           -         353
   Net assets from risk management activities.............      (4,968)          -
   Accounts payable and accruals..........................      10,054      11,139
   Other long-term assets.................................        (282)          -
   Other long-term liabilities and deferred credits.......         (46)        (10)
                                                              --------    --------
Net cash provided by operating activities.................      22,113      14,245
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions and acquisitions of oil and gas properties.....     (48,249)    (26,765)
 Additions to furniture and fixtures......................        (126)        (43)
                                                              --------    --------
Net cash used in investing activities.....................     (48,375)    (26,808)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from initial public offering....................      78,330           -
 Payment of offering costs................................        (893)          -
 Payments of short-term debt..............................           -      (1,500)
 Payments of long-term debt...............................     (27,750)          -
 Proceeds from non-recourse borrowings....................       2,583       7,189
 Payments of non-recourse borrowings......................      (9,286)     (2,607)
 Deferred financing costs.................................         (25)         (3)
                                                              --------    --------
Net cash provided by financing activities.................      42,959       3,079
                                                              --------    --------

Increase (decrease) in cash and cash equivalents..........      16,697      (9,484)

Cash and cash equivalents, beginning of period............      18,136      17,779
                                                              --------    --------
Cash and cash equivalents, end of period..................    $ 34,833    $  8,295
                                                              ========    ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest.................    $    909    $    655
                                                              ========    ========
 Cash paid during the period for taxes....................    $      -    $      -
                                                              ========    ========


         See accompanying notes to consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 -- ORGANIZATION

  ATP Oil & Gas Corporation ("ATP"), a Texas corporation, was formed on
August 8, 1991 and is engaged primarily in the acquisition, development and operation of oil and gas properties. We operate in one business segment which is oil and gas development and production.

  The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2001 and December 31, 2000, the results of our operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The results of operations for the three months ended March 31, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2000 Annual Report on Form 10-K.

 Initial Public Offering

  On February 5, 2001, we priced our initial public offering of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001, excluding offering costs of approximately $1.5 million.

NOTE 2 -- ADOPTION OF SFAS 133

  Effective January 1, 2001, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"), an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We primarily use derivatives to hedge the price of natural gas and have elected not to account for our hedging activities under the hedge accounting provisions allowed in the standard. This election will result in increased earnings volatility associated with commodity price fluctuations, as all of our derivative financial instruments are accounted for on a mark-to-market basis beginning January 1, 2001. Gains and losses on all derivative instruments related to accumulated other comprehensive income and adjustments to carrying amounts on production are included in other income (expense) on the consolidated financial statements.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the first quarter of 2001, losses of $37.3 million ($24.2 million after tax) were reclassified from accumulated other comprehensive loss to earnings. The fair value of all outstanding derivatives decreased $16.7 million from the adoption date of January 1, 2001 to March 31, 2001. As of March 31, 2001, the fair market value of our derivatives consisted of a $0.2 million asset and a $17.9 million liability. The after-tax loss of $10.0 million recorded in other comprehensive loss will be reclassified to earnings during the year ended December 31, 2001 as the transactions are settled. Prior to the adoption of this standard, we included gains and losses on hedging instruments as a component of revenue.

NOTE 3 -- ACQUISITION OF OIL & GAS PROPERTIES

  Gulf of Mexico. In February 2001 and March 2001, we acquired three and six properties, respectively, in the Gulf of Mexico region. Eight of the above properties were producing when acquired, with additional development operations planned during 2001.

  Southern Gas Basin of the U.K. North Sea. In October 2000, we entered into a letter of intent to acquire interests in three properties in the Southern Gas Basin of the U.K. North Sea. In March 2001 we acquired two of the three properties covered by the October 2000 letter of intent. Neither of the properties were producing when we acquired them. The third property remains under the letter of intent.

  The total acquisition costs for the above properties were approximately $23.1 million.

NOTE 4 -- LONG-TERM DEBT AND NON-RECOURSE BORROWINGS

  Our long-term debt and non-recourse borrowings as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                              MARCH 31,     DECEMBER 31,
                                2001           2000
                             ---------      ------------
Credit facility...........     $    --        $27,750
                               =======        =======
Non-recourse borrowings...     $82,076        $88,779
                               =======        =======

  In March 2001, we repaid our existing credit facility. At December 31, 2000, we were in compliance with all terms of the credit agreement, other than the covenant to maintain a current ratio of no less than 1.0 to 1.0, for which we obtained a waiver from the lender.

  We entered into our current development program credit agreement in April 1999. Loans outstanding under the agreement are secured only by the properties financed and are non-recourse to us, meaning that, if we default in making loan payments, the lender can seek repayment only from the properties.

  The lender receives 90% of the monthly net revenues (after payment of operating costs) from the pledged properties. For the first quarter of 2001, we made payments to the lender of $9.3 million, including interest, under the facility. The lender has a lifetime overriding royalty interest rights in each of the 14 properties included in the collateral base for the development program credit agreement. Ten of the 14 properties are subject to a 6.25% overriding royalty interest which begins when the full amount of outstanding under the credit agreement is repaid. The royalty interest is limited to the estimated proved reserves attributable to the properties at the time the properties were added to the collateral base less production after such date. Three of these ten properties also are subject to a 3.125% overriding royalty on certain specified levels of production above the proved reserves subject to the 6.25% interest. The lender is not entitled to any of these interests unless the full amount owed under the credit agreement has been repaid or the properties are removed from the collateral base. Four of the fourteen properties included in the collateral base are subject to a 6.25% overriding royalty interest in all future production when the full amount outstanding under the credit agreement is repaid if the amounts outstanding under the credit agreement are not repaid in full prior to May 1, 2001.

  On April 30, 2001, we repaid the full amount borrowed under the development program credit agreement. Concurrent with the repayment, we negotiated with the lender to terminate the overriding royalty interest on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

NOTE 5 -- EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

  Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                          2001       2000
                                                        -------    -------
Net income (loss) available to common shareholders...   $(6,873)   $ 1,029
                                                        =======    =======
Weighted average shares outstanding..................    17,886     14,286
                                                        =======    =======
Net income (loss) per share, basic and diluted.......   $ (0.38)   $  0.07
                                                        =======    =======

NOTE 6 -- COMPREHENSIVE LOSS

  Comprehensive loss consists of net loss, as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net loss. We recorded other comprehensive loss for the first time in the first quarter of 2001. Total comprehensive loss for the three months ended March 31, 2001 is as follows (in thousands):


Net loss..................................................................   $ (6,873)
Other comprehensive loss, net of tax:
  Cumulative effect of change in accounting principle - January 1, 2001...    (34,252)
  Reclassification adjustment for settled contracts.......................     24,216
  Foreign currency translation adjustment.................................        (75)
                                                                             --------
   Other comprehensive loss...............................................    (10,111)
                                                                             --------
Comprehensive loss........................................................   $(16,984)
                                                                             ========

   There were no items in other comprehensive loss during 2000.

NOTE 7 -- STOCK OPTION COMPENSATION

  In the first quarter of 2001, we recorded a non-cash charge to compensation expense of approximately $1.6 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The expense was based on the difference between the exercise price of the options and the fair market value of our stock as determined by the initial public offering price of $14.00. The expense will be recognized in the periods in which the options vest. Each option is divided into three equal portions corresponding to the three vesting dates, with the related non-cash compensation expense amortized straight-line method over the period between the initial public offering and the vesting date of the options.

NOTE 8 -- SUBSEQUENT EVENTS

 Credit Agreement

  Upon repayment of our former credit and non-recourse facilities, we entered into a new $100.0 million senior-secured revolving credit facility in April 2001, at which time the borrowing base was $65.0 million. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of certain oil and gas properties pledged under the facility. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

  Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of either 0.00%, 0.25%, or 0.75% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 1.50%, 1.75%, 2.00%, 2.25% or 2.75% depending on the amount outstanding under the credit facility. The credit facility matures in December 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  ATP Oil & Gas Corporation ("ATP") was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the U.K. North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

  On February 5, 2001, we priced our initial public offering of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001, excluding offering costs of approximately $1.5 million. We used the net proceeds from our initial public offering, together with the proceeds from our new credit facility, to repay all of our outstanding debt under our development program credit agreement and our prior bank credit facility and to acquire natural gas and oil properties.

RESULTS OF OPERATIONS

  Prior to the January 1, 2001 adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"), an amendment to SFAS 133, we previously included the effects of our risk management activities as an offset to revenue. Upon adoption of the standard, any gains or losses from these activities are now included in other income (expense), as we have elected not to account for our hedging activities under the hedge accounting provisions allowed in the standard. For comparative purposes though, the following table sets forth selected financial and operating information for our natural gas and oil operations inclusive of the effects of risk management activities:


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        -------------------
                                                          2001       2000
                                                        --------    -------
 Production:
  Natural gas (MMcf)................................       5,151      4,615
  Oil and condensate (MBbls)........................         108         53
                                                        --------    -------
   Total (Mmcfe)....................................       5,800      4,932
 Revenues (in thousands):
  Natural gas.......................................    $ 35,555    $12,187
  Effects of risk management activities(1)..........     (23,254)       331
                                                        --------    -------
   Total............................................    $ 12,301    $12,518
                                                        ========    =======

  Oil and condensate................................    $  2,950    $ 1,533
  Effects of risk management activities.............           -       (156)
                                                        --------    -------
   Total............................................    $  2,950    $ 1,377
                                                        ========    =======

  Natural gas, oil and condensate...................    $ 38,505    $13,720
  Effects of risk management activities(1)..........     (23,254)       175
                                                        --------    -------
   Total............................................    $ 15,251    $13,895
                                                        ========    =======

------------
(1) For 2001, represents the net loss on the settlement of derivatives attributable to first quarter 2001 production of 5,800 Mmcfe.

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        -------------------
                                                            2001       2000
                                                        --------    -------
 Average sales price per unit:
  Natural gas (per Mcf).............................    $   6.90    $  2.64
  Effects of risk management activities (per Mcf)...       (4.51)      0.07
                                                        --------    -------
   Total............................................    $   2.39    $  2.71
                                                        ========    =======

  Oil and condensate (per Bbl)......................    $  27.22    $ 28.92
  Effects of risk management activities (per Bbl)...           -      (2.94)
                                                        --------    -------
   Total............................................    $  27.22    $ 25.98
                                                        ========    =======

 Natural gas, oil and condensate per Mcfe...........    $   6.64    $  2.78
 Effects of risk management activities per Mcfe.....       (4.01)      0.04
                                                        --------    -------
  Total per Mcfe....................................    $   2.63    $  2.82
                                                        ========    =======

 Expenses (per Mcfe):
  Lease operating expense...........................    $   0.48    $  0.60
  General and administrative........................        0.33       0.32
  Depreciation, depletion and amortization..........        1.90       1.21

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

  For the three months ended March 31, 2001, we reported a net loss of $6.9 million, or $0.38 per basic and diluted share on total revenue of $41.4 million, as compared with net income of $1.0 million, or $0.07 per basic and diluted share on total revenue of $15.1 million in the first quarter of 2000. Adjusted EBITDA increased 21% in the first quarter of 2001 to $11.6 million from $9.6 million in the first quarter of 2000. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization, impairments on oil and gas properties, unrealized gains and losses and non-cash compensation expense. Our Adjusted EBITDA margin remained constant at 63% compared to the prior quarter. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues which are inclusive of any realized derivative gains and losses. Adjusted EBITDA is not a calculation based on generally accepted accounting principles. Our Adjusted EBITDA calculation may not be comparable to other similarly titled measures of other companies.

  Oil and Gas Revenue. Excluding the effects of risk management activities, our revenue from natural gas and oil production for the first quarter of 2001 increased over the same period in 2000 by approximately 181%, from $13.7 million to $38.5 million. This increase was primarily due to an approximate 161% in natural gas prices as well as an 18% increase in production. The increase in production volumes from 4.9 Bcfe to 5.8 Bcfe was attributable to new wells brought on line during the past year. Risk management activities would have reduced oil and natural gas revenues by $23.3 million, or $4.01 per Mcfe, in the first quarter of 2001 and increased oil and natural gas revenues by $0.2 million, or $0.04 per Mcfe, in the first quarter of 2000.

  Marketing Revenue. Revenues from natural gas marketing activities increased to $2.9 million in the first quarter of 2001 as compared to $1.2 million in the first quarter of 2000. This increase was due to an increase in the sales price per MMBtu. The average sales price per MMBtu increased from $2.71 in the first quarter of 2000 to $6.52 in the first quarter of 2001.

  Lease Operating Expense. Our lease operating expenses for the first quarter of 2001 decreased to $2.8 million from $2.9 million in the first quarter of 2000. This decrease was primarily the result of lower workover spending in the first quarter of 2001 ($0.6 million) compared to the first quarter of 2000 ($1.2 million), partially offset by an increase in geological and geophysical expenses.

  Gas Purchased-Marketing. Our cost of purchased gas was $2.9 million for the first quarter of 2001 compared to $1.2 million for the first quarter of 2000. The average cost increased from $2.60 per MMbtu in 2000 to $6.41 per MMbtu in 2001.

  General and Administrative Expense. General and administrative expense increased to $1.9 million for the first quarter of 2001 compared to $1.6 million for the same period in 2000. The primary reason for the increase was the result of higher compensation and related expenses due to an increase in the number of employees from the first quarter of 2000 to the first quarter of 2001.

  Non-cash Compensation Expense. In the first quarter of 2001, we recorded a non-cash charge to compensation expense of approximately $1.6 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The expense was based on the difference between the exercise price of the options and the fair market value of our stock as determined by the initial public offering price of $14.00. The expense will be amortized using the straight-line method over the period between the initial public offering and the vesting date of the options.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 85% from the first quarter 2000 amount of $6.0 million to the first quarter 2001 amount of $11.0 million.

  Impairment Expense. As of March 31, 2001, the future undiscounted cash flows were less than their individual net book value on two of our properties. As a result, we recorded impairments of $8.5 million in the first quarter of 2001. These impairments were primarily the result of drilling an unsuccessful development well and a reduction in expected future undiscounted cash flows on the other property due to lower natural gas prices at March 31, 2001.

  Other Income (Expense). In 2001, we recorded a loss on derivative instruments of $20.5 million comprised of a net realized loss of $22.8 million and an unrealized gain of $2.3 million. The net realized loss of $22.8 million represents derivative contracts settled in the first quarter of 2001, while the offsetting gain represents the change in the fair market value of the open derivative positions at March 31, 2001. Prior to the adoption of SFAS 133, realized gains or losses were recorded as a component of revenue.

  Interest expense for the first quarter of 2001 increased $1.3 million to $3.3 million from the comparable quarter in 2000 primarily due to higher borrowing levels in addition to a slight increase in interest rates. We capitalized nil and $0.7 million of interest for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 2001 Acquisitions

  Gulf of Mexico. In February 2001 and March 2001, we acquired three and six properties, respectively, in the Gulf of Mexico region. Eight of the above properties were producing when acquired, with additional development operations planned during 2001.

  Southern Gas Basin of the U.K. North Sea. In October 2000, we entered into a letter of intent to acquire interests in three properties in the Southern Gas Basin of the U.K. North Sea. In March 2001 we acquired two of the three properties covered by the October 2000 letter of intent. Neither of the properties were producing when we acquired them. The third property remains under the letter of intent.

  The total acquisition costs for the above properties was approximately $23.1 million.

 General

  We have financed our acquisition and development activity through a combination of project-based development and bank borrowings as well as cash from operations. We believe that cash flow from operations and borrowings under our existing or new credit facilities will be sufficient to fund short-term liquidity as well as fund sustaining capital expenditures for the foreseeable future.

  We believe that our capital resources are adequate to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

  At March 31, 2001, we had a working capital deficit of $8.9 million. Excluding the effects of the adoption of SFAS 133, which is represented as an asset of $0.2 million and a liability of $17.9 million on the consolidated balance sheet, we would have had a working capital surplus of $8.9 million.


Cash Flows
                                          THREE MONTHS ENDED,
                                               MARCH 31,
                                          -------------------
                                            2001       2000
                                          --------    -------
        Cash provided by (used in)
          Operating activities.......      $ 22.1    $ 14.2
          Investing activities.......       (48.4)    (26.8)
          Financing activities.......        43.0       3.1

  Cash provided by operating activities in the first quarter of 2001 primarily reflects increased oil and gas production volumes and price realizations, partially offset by net cash used in price risk management activities.

  Cash used in investing activities totaled $48.4 million in the first quarter of 2001 as compared to $26.8 million in the same period of 2000. The 2001 amount includes expenditures of $23.1 million used for the acquisition of eleven properties in the Gulf of Mexico and U.K. Southern Gas Basin areas.

  Cash provided from financing activities includes the proceeds from our initial public offering in February 2001 of $78.3 million including the underwriters' discount. We also incurred costs of approximately $0.9 million in connection with the offering, which in addition to costs incurred in the fourth quarter of 2000, totaled approximately $1.5 million. Financing activities also included the repayment of our prior credit facility of $27.8 million and payments net of interest of $6.7 million on our non-recourse borrowing facility.

 Credit Agreements

  Bank Credit Agreement. As of March 31, 2001, we had repaid our former revolving credit facility. In April 2001, we entered into a new $100.0 million senior-secured revolving credit facility, at which time the borrowing base was $65.0 million. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of certain oil and gas properties pledged under the facility. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

  Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of either 0.00%, 0.25%, or 0.75% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 1.50%, 1.75%, 2.00%, 2.25% or 2.75% depending on the amount outstanding under the credit facility. The credit facility matures in December 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios.

  Development Program Credit Agreement. We entered into our current development program credit agreement in April 1999. Loans outstanding under the agreement are secured only by the properties financed and are non-recourse to us, meaning that, if we default in making loan payments, the lender can seek repayment only from the properties.

  The lender receives 90% of the monthly net revenues (after payment of operating costs) from the pledged properties. For the first quarter of 2001, we made payments to the lender of $9.3 million, including interest, under the facility. The lender has a lifetime overriding royalty interest rights in each of the 14 properties included in the collateral base for the development program credit agreement. Ten of the 14 properties are subject to a 6.25% overriding royalty interest which begins when the full amount of outstanding under the credit agreement is repaid. The royalty interest is limited to the estimated proved reserves attributable to the properties at the time the properties were added to the collateral base less production after such date. Three of these ten properties also are subject to a 3.125% overriding royalty on certain specified levels of production above the proved reserves subject to the 6.25% interest. The lender is not entitled to any of these interests unless the full amount owed under the credit agreement has been repaid or the properties are removed from the collateral base. Four of the fourteen properties included in the collateral base are subject to a 6.25% overriding royalty interest in all future production when the full amount outstanding under the credit agreement is repaid if the amounts outstanding under the credit agreement are not repaid in full prior to May 1, 2001.

  On April 30, 2001, we repaid the full amount borrowed under the development program credit agreement. Concurrent with the repayment, we negotiated with the lender to terminate the overriding royalty interest on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

ADOPTION OF SFAS 133

  Effective January 1, 2001, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"), an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We primarily use derivatives to hedge the price of natural gas and have elected not to account for our hedging activities under the hedge accounting provisions allowed in the standard. This election will result in increased earnings volatility associated with commodity price fluctuations, as all of our derivative financial instruments are accounted for on a mark-to-market basis beginning January 1, 2001. Gains and losses on all derivative instruments related to accumulated other comprehensive income and adjustments to carrying amounts on production are included in other income (expense) on the consolidated financial statements.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the first quarter of 2001, losses of $37.3 million ($24.2 million after tax) were reclassified from accumulated other comprehensive loss to earnings. The fair value of all outstanding derivatives decreased $16.7 million from the adoption date of January 1, 2001 to March 31, 2001. As of March 31, 2001, the fair market value of our derivatives consisted of a $0.2 million asset and a $17.9 million liability. The after-tax loss of $10.0 million recorded in other comprehensive loss will be reclassified to earnings during the year ended December 31, 2001 as the transactions are settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in natural gas and oil commodity prices and interest rates. To manage such exposure, we monitor our expectations of future commodity prices and interest rates when making decisions with respect to risk management. Substantially all of our derivative contracts are entered into with major financial institutions and the risk of credit loss is considered insignificant.

  Commodity Price Risk. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell most of our natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, we periodically enter into derivative arrangements that usually consist of swaps or price collars that are settled in cash. However, these contracts also limit the benefits we would realize if commodity prices increase. We generally acquire properties at prices that are below the value of estimated reserves at the then current natural gas and oil prices. We will enter into short term derivative arrangements if we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties. All of our commodity derivative financial instruments are accounted for on a mark-to-market basis beginning January 1, 2001 upon adoption of SFAS 133 and SFAS 138 discussed previously.

  As of March 31, 2001, we had the following financial hedges on natural gas in place:

                                   SWAPS                 COLLARS
                            -------------------   -------------------------
                             AVERAGE    AVERAGE    AVERAGE       AVERAGE
                            MMBTU/DAY   $/MMBTU   MMBTU/DAY      $/MMBTU
                            ---------   -------   ---------   -------------
  Period:
   Second quarter 2001...      29,000     $2.83       3,300   $5.10 to 6.15
   Third quarter 2001....      28,400      2.84       3,300    5.10 to 6.15
   Fourth quarter 2001...       9,400      2.87       1,100    5.10 to 6.15

  We have no hedges that extend beyond October 2001.

  In addition to the above financial hedges on natural gas, we also have in place a written call option contract that provides us a price for natural gas above the then prevailing market price, but with a ceiling price. For the period April 2001 through October 2001, we receive NYMEX settlement plus $0.15 with a ceiling price of $ 3.50 per MMBtu on 10,000 MMBtu per day.

  Interest Rate Risk. We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  Some of the information included in this quarterly report include assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

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

  There can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. Some of the key factors which could cause actual results to vary from those expected include:

  .  the timing and extent of changes in natural gas and oil prices;
  . the timing of planned capital expenditures and availability of acquisitions;
  . the inherent uncertainties in estimating proved reserves and forecasting production results;
  . operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;
  . the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
  . cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance; and
  . other U.S. or United Kingdom regulatory or legislative developments which affect the demand for natural gas or oil generally, increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells.

                           PART II. OTHER INFORMATION

ITEMS 1, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On September 18, 2000, we filed a registration statement on Form S-1 (File No. 333-46034) relating to an initial public offering of 6,000,000 shares of our common stock for an aggregate offering price of $84.0 million. On February 5, 2001, the registration statement on Form S-1 was declared effective. The public offering price was $14.00 per share of common stock, and the underwriting discounts and commissions were $0.94 per share of common stock. The offering closed on February 9, 2001. The proceeds from the offering, after deducting the underwriting discounts and commissions, but before deducting expenses associated with the offering, were $78.3 million. Our net offering proceeds, after deducting the underwriting discounts, commissions and expenses associated with the offering, were $76.8 million.

   We used the net proceeds from our initial public offering, together with the proceeds from our new credit facility, to repay all of our outstanding debt under our development program credit agreement and our prior bank credit facility and to acquire natural gas and oil properties."

   The managing underwriters for the offering were Lehman Brothers, CIBC World Markets Corp., Dain Rauscher Incorporated, Raymond James & Associates, Inc. and fidelity Capital Markets, a division of National Financial Services LLC.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.1 Credit Agreement, dated as of April 27, 2001, among ATP Oil & Gas Corporation and BNP Paribas, as Agent, and the Lenders Signatory thereto.

B.  Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    ATP Oil & Gas Corporation



Date:   May 15, 2001                By:  /s/ ALBERT L. REESE, JR.
                                         ------------------------
                                         Albert L. Reese, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer