Form 10-Q
period 2001-06-30
ATP OIL & GAS CORP
filed 2001-08-14
CIK 1123647

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]      No ___

The number of shares outstanding of Registrant's common stock, par value $0.001, as of August 10, 2001, was 20,287,944.

                           ATP OIL & GAS CORPORATION
                               TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets:
       June 30, 2001 and December 31, 2000...........................    3
     Consolidated Statements of Operations:
       For the three and six months ended June 30, 2001 and 2000.....    4
     Consolidated Statements of Cash Flows:
       For the six months ended June 30, 2001 and 2000...............    5
     Notes to Consolidated Financial Statements......................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................   11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   18

PART II. OTHER INFORMATION...........................................   20

                         ITEM 1. FINANCIAL STATEMENTS
                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                                          June 30,      December 31,
                                                                                            2001            2000
                                                                                         ---------       ---------
                                                                                         (unaudited)
                    Assets
Current assets:
 Cash and cash equivalents....................................................           $   8,076       $  18,136
 Accounts receivable (net of allowance of $723 and $443, respectively)........              19,305          32,542
 Deferred tax asset...........................................................               2,838               -
 Commodity contracts and other derivatives....................................               2,530               -
 Other current assets.........................................................               2,656           2,597
                                                                                         ---------       ---------
   Total current assets.......................................................              35,405          53,275
                                                                                         ---------       ---------
Oil and gas properties:.......................................................
 Oil and gas properties (using the successful efforts method of accounting)...             291,363         209,548
 Less: Accumulated depletion and impairment...................................            (150,082)       (110,823)
                                                                                         ---------       ---------
   Oil and gas properties, net................................................             141,281          98,725
                                                                                         ---------       ---------
Furniture and fixtures (net of accumulated depreciation)......................                 683             487
Deferred tax asset............................................................               9,224           7,652
Other assets, net.............................................................               2,312           1,854
                                                                                         ---------       ---------
   Total assets...............................................................           $ 188,905       $ 161,993
                                                                                         =========       =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accruals................................................           $  69,942       $  49,799
 Current maturities of long-term debt.........................................              10,000               -
 Commodity contracts and other derivatives....................................               1,113           7,248
 Other deferred obligations...................................................                  63              63
                                                                                         ---------       ---------
   Total current liabilities..................................................              81,118          57,110
Long-term debt................................................................              50,000          27,750
Non-recourse borrowings.......................................................                   -          88,779
Deferred revenue..............................................................               1,390           1,481
Other long-term liabilities and deferred obligations..........................                  38              52
                                                                                         ---------       ---------
   Total liabilities..........................................................             132,546         175,172
                                                                                         ---------       ---------
Shareholders' equity (deficit):
 Preferred stock: $0.001 par value, 10,000,000 shares authorized;
   none issued and outstanding................................................                   -               -
 Common stock: $0.001 par value, 100,000,000 shares authorized;
   20,363,784 issued and 20,287,944 outstanding at June 30, 2001
   and 14,285,714 issued and outstanding at December 31, 2000.................                  20              14
 Additional paid in capital...................................................              79,478              38
 Accumulated deficit..........................................................             (16,893)        (13,231)
 Accumulated other comprehensive loss.........................................              (5,335)              -
 Treasury stock, at cost......................................................                (911)              -
                                                                                         ---------       ---------
   Total shareholders' equity (deficit).......................................              56,359         (13,179)
                                                                                         ---------       ---------
   Total liabilities and shareholders' equity (deficit).......................           $ 188,905       $ 161,993
                                                                                         =========       =========

       See accompanying notes to the consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    ------------------    -------------------
                                                      2001       2000       2001       2000
                                                    -------    -------    --------    -------
Revenue:
 Oil and gas production.......................      $29,005    $22,838    $ 67,510    $36,733
 Gas sold - marketing.........................        2,030      1,687       4,968      2,919
 Gain on sale of oil and gas properties.......            -         33           -         33
                                                    -------    -------    --------    -------
  Total revenues..............................       31,035     24,558      72,478     39,685
                                                    -------    -------    --------    -------
Costs and operating expenses:
 Lease operating expenses.....................        4,919      3,482       7,725      6,422
 Gas purchased - marketing....................        1,981      1,621       4,867      2,802
 General and administrative expenses..........        2,135      1,144       4,050      2,738
 Non-cash compensation expense................          882          -       2,466          -
 Depreciation, depletion and amortization.....       14,072     10,728      25,104     16,695
 Impairment on oil and gas properties.........        5,705      6,255      14,183      6,255
                                                    -------    -------    --------    -------
  Total costs and operating expenses..........       29,694     23,230      58,395     34,912
                                                    -------    -------    --------    -------
Net income from operations....................        1,341      1,328      14,083      4,773
                                                    -------    -------    --------    -------
Other income (expense):
 Interest income..............................          137         69         793        255
 Interest expense.............................       (1,713)    (3,099)     (5,021)    (5,146)
 Gain (loss) on derivative instruments........        6,351     (2,513)    (14,162)    (2,513)
                                                    -------    -------    --------    -------
  Total other income (expense)................        4,775     (5,543)    (18,390)    (7,404)
                                                    -------    -------    --------    -------
Net income (loss) before income taxes and
 extraordinary item...........................        6,116     (4,215)     (4,307)    (2,631)
Income tax (expense) benefit:
 Current......................................           59          -           -          -
 Deferred.....................................       (2,362)     1,473       1,247        918
                                                    -------    -------    --------    -------
Net income (loss) before extraordinary item...        3,813     (2,742)     (3,060)    (1,713)
Extraordinary item, net of tax................         (602)         -        (602)         -
                                                    -------    -------    --------    -------
Net income (loss).............................      $ 3,211    $(2,742)   $ (3,662)   $(1,713)
                                                    =======    =======    ========    =======
Basic earnings (loss) per common share:
 Income (loss) before extraordinary item......      $  0.19    $ (0.19)   $  (0.16)   $ (0.12)
 Extraordinary item, net of tax...............        (0.03)         -       (0.03)         -
                                                    -------    -------    --------    -------
 Net income (loss) per common share...........      $  0.16    $ (0.19)   $  (0.19)   $ (0.12)
                                                    =======    =======    ========    =======

Diluted earnings (loss) per common share:
 Income (loss) before extraordinary item......      $  0.19    $ (0.19)   $  (0.16)   $ (0.12)
 Extraordinary item, net of tax...............        (0.03)         -       (0.03)         -
                                                    -------    -------    --------    -------
 Net income (loss) per common share...........      $  0.16    $ (0.19)   $  (0.19)   $ (0.12)
                                                    =======    =======    ========    =======

Weighted average number of common shares:
 Basic........................................       20,287     14,286      19,093     14,286
                                                    =======    =======    ========    =======
 Diluted......................................       20,705     14,286      19,093     14,286
                                                    =======    =======    ========    =======

       See accompanying notes to the consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          2001        2000
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss....................................................           $ (3,662)   $ (1,713)
 Adjustments to reconcile net loss to net cash
  provided by operating activities -
   Depreciation, depletion and amortization..................             25,104      16,695
   Impairment of oil and gas properties......................             14,183       6,255
   Amortization of deferred financing costs..................                308         150
   Extraordinary item........................................                926           -
   Deferred tax asset........................................             (1,572)       (918)
   Non-cash compensation expense.............................              2,466           -
   Gain on sale of oil and gas properties....................                  -         (33)
   Other non-cash items......................................                (64)        424
 Changes in assets and liabilities -
  Accounts receivable and other..............................             13,178     (13,739)
  Restricted cash............................................                  -         471
  Net (assets) liabilities from risk management activities...            (16,774)      2,032
  Accounts payable and accruals..............................             20,070      15,150
  Other long-term assets.....................................               (282)          -
  Other long-term liabilities and deferred credits...........               (105)        (69)
                                                                        --------    --------
Net cash provided by operating activities....................             53,776      24,705
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions and acquisitions of oil and gas properties........            (81,933)    (40,534)
 Additions to furniture and fixtures.........................               (288)       (148)
                                                                        --------    --------
Net cash used in investing activities........................            (82,221)    (40,682)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from initial public offering.......................             78,330           -
 Payment of offering costs...................................               (893)          -
 Proceeds from long-term debt................................             65,000       3,300
 Payments of long-term debt..................................            (32,750)     (1,500)
 Proceeds from non-recourse borrowings.......................              3,359      13,461
 Payments of non-recourse borrowings.........................            (92,138)     (8,768)
 Deferred financing costs....................................             (1,777)       (100)
 Treasury stock purchases....................................               (911)          -
 Other.......................................................                165           -
                                                                        --------    --------
Net cash provided by financing activities....................             18,385       6,393
                                                                        --------    --------
Decrease in cash and cash equivalents........................            (10,060)     (9,584)
Cash and cash equivalents, beginning of period...............             18,136      17,779
                                                                        --------    --------
Cash and cash equivalents, end of period.....................           $  8,076    $  8,195
                                                                        ========    ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest....................           $    909    $  1,411
                                                                        ========    ========
 Cash paid during the period for taxes.......................           $      -    $    497
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

  The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2001 and December 31, 2000, the results of our operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The results of operations for the three and six months ended June 30, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2000 Annual Report on Form 10-K.

 Initial Public Offering

  On February 5, 2001, we priced our initial public offering of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001, excluding offering costs of approximately $1.5 million.

NOTE 2 -- ADOPTION OF SFAS 133

  Effective January 1, 2001, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"), an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We use derivatives to hedge the price of crude oil and natural gas and effective January 1, 2001, we account for the changes in market value of these derivatives through current earnings. This method will result in increased earnings volatility associated with commodity price fluctuations. Gains and losses on all derivative instruments related to accumulated other comprehensive income (loss) are included in other income (expense) on the consolidated financial statements.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the first six months of 2001, losses of $44.6 million ($29.0 million after tax) were reclassified from accumulated other comprehensive loss to earnings. The remaining after-tax loss of $5.3 million recorded in other comprehensive loss will be reclassified to earnings during the last six months of the year ended December 31, 2001 as the transactions are settled. Prior to the adoption of this standard, we included gains and losses on hedging instruments as a component of revenue. As of June 30, 2001, the fair market value of our derivatives consisted of a $2.5 million asset and a $1.1 million liability.

Note 3 -- Recent Accounting Pronouncements

  In June 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141"), No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. We will account for all future business combinations under SFAS 141.

  SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 effective January 1, 2002, as required. Additionally, SFAS 142 requires that unamortized negative goodwill associated with investments accounted for under the equity method and acquired before July 1, 2001, be recognized in income as a cumulative effect of change in accounting principle. Adoption of this standard will have no impact on our financial position or results of operations.

  SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position or results of operations.

NOTE 4 -- ACQUISITION OF OIL & GAS PROPERTIES

  Gulf of Mexico. In the first half of 2001, we acquired twelve properties in the Gulf of Mexico region. Nine of the properties were acquired in the first quarter and three in the second quarter. Eight of the above properties were producing when acquired, with additional development operations planned during 2001 and 2002.

  Southern Gas Basin of the U.K. North Sea. In October 2000, we entered into a letter of intent to acquire interests in three properties in the Southern Gas Basin of the U.K. North Sea. In the first quarter of 2001 we acquired two of the three properties covered by the October 2000 letter of intent. We acquired the third property in the second quarter of 2001. None of these properties are currently producing.

  The total acquisition costs during 2001 for the above properties were approximately $23.9 million.

NOTE 5 -- LONG-TERM DEBT

  Our long-term debt as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                JUNE 30,       DECEMBER 31,
                                                  2001             2000
                                                --------       ------------

Credit facility..............................   $ 60,000        $ 27,750
Non-recourse borrowings......................          -          88,779
                                                --------        --------
 Total long-term debt........................     60,000         116,529
 Less current maturities of long-term debt...    (10,000)              -
                                                --------        --------
                                                $ 50,000        $116,529
                                                ========        ========

  In March 2001, we repaid our then existing bank credit facility and in April 2001 we repaid the full amount borrowed under the non-recourse development program credit agreement. Concurrent with the repayment of our non-recourse agreement, we negotiated with the lender to terminate the overriding royalty interest on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

  Upon repayment of our former credit and non-recourse facilities, we entered into a new $100.0 million senior-secured revolving credit facility in April 2001. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. The borrowing base at June 30, 2001 was $60.0 million. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

  Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.00%, 0.25% or 0.75% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 1.50%, 1.75%, 2.00%, 2.25% or 2.75% depending on the amount outstanding under the credit facility. The credit facility matures in December 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios. At June 30, 2001, we were in compliance with all terms of the agreement.

  Effective June 29, 2001, we issued a promissory note to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium, based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. At maturity, a payment premium of 16.5% is required. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note.

NOTE 6 -- EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing diluted earnings per share in a period which a loss occurs, potential common shares have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

  Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):


                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   ------------------    -------------------
                                                     2001       2000       2001        2000
                                                   -------    -------    -------     -------

Net income (loss)...............................   $ 3,211    $(2,742)   $(3,662)    $(1,713)
                                                   =======    =======    =======     =======
Weighted average shares outstanding - basic.....    20,287     14,286     19,093      14,286
Effect of dilutive securities - stock options...       418          -          -           -
                                                   -------    -------    -------     -------
Weighted average shares outstanding - diluted...    20,705     14,286     19,093      14,286
                                                   =======    =======    =======     =======

Net income (loss) per share - basic.............   $  0.16    $ (0.19)   $ (0.19)    $ (0.12)
                                                   =======    =======    =======     =======
Net income (loss) per share - diluted...........   $  0.16    $ (0.19)   $ (0.19)    $ (0.12)
                                                   =======    =======    =======     =======

NOTE 7 -- STOCK OPTION COMPENSATION

  We recorded a non-cash charge to compensation expense of approximately $2.5 million for the six months ended June 30, 2001, for options granted since September 1999 through the date of our initial public offering on February 5, 2001, as well as for certain options granted prior to September 1999 and exercised during the current period. The expense will be recognized in the periods in which the options vest. Each option is divided into three equal portions corresponding to the three vesting dates, with the related non-cash compensation expense amortized straight-line method over the period between the initial public offering and the vesting date of the options.

  During the second quarter, the first option vesting date occurred, allowing option holders the opportunity to exercise one-third of their options. Of those options exercised during the second quarter, certain optionees elected to receive cash upon exercise of their options, whereby we purchased 75,840 shares and recorded such purchase as treasury stock using the cost method.

NOTE 8 -- EXTRAORDINARY ITEM

  For the six months ended June 30, 2001, we recognized an extraordinary loss, net of tax of $0.3 million, related to the early extinguishment of our non-recourse borrowings.

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) consists of net income (loss), as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net income (loss). We recorded other comprehensive income (loss) for the first time in the first quarter of 2001. Total comprehensive income (loss) for the three months and six months ended June 30, 2001 is as follows (in thousands):


                                                                            THREE  MONTHS         SIX  MONTHS
                                                                                ENDED                 ENDED
                                                                               JUNE 30,             JUNE 30,
                                                                                 2001                 2001
                                                                            -------------        --------------

Net income (loss).........................................................      $3,211               $ (3,662)
                                                                                ------               --------
Other comprehensive income (loss), net of tax:
  Cumulative effect of change in accounting principle - January 1, 2001...           -                (34,252)
  Reclassification adjustment for settled contracts.......................       4,765                 28,981
  Foreign currency translation adjustment.................................          11                    (64)
                                                                                ------               --------
   Other comprehensive income (loss)......................................       4,776                 (5,335)
                                                                                ------               --------
Comprehensive income (loss)...............................................      $7,987               $ (8,997)
                                                                                ======               ========

   There were no items in other comprehensive income (loss) during 2000.

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


                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         ------------------    ------------------
                                                          2001       2000        2001       2000
                                                         -------    -------    --------    -------
 Production:
  Natural gas (MMcf).................................      5,634      7,189      10,786     11,804
  Oil and condensate (MBbls).........................         94        125         203        178
                                                         -------    -------    --------    -------
   Total (Mmcfe).....................................      6,201      7,942      12,001     12,874
 Revenues (in thousands):
  Natural gas........................................    $26,571    $25,371    $ 62,125    $37,558
  Effects of risk management activities (1)..........     (5,455)    (5,414)    (28,709)    (5,083)
                                                         -------    -------    --------    -------
   Total.............................................    $21,116    $19,957    $ 33,416    $32,475
                                                         =======    =======    ========    =======
  Oil and condensate.................................    $ 2,434    $ 3,456    $  5,385    $ 4,989
  Effects of risk management activities..............          -       (575)          -       (731)
                                                         -------    -------    --------    -------
   Total.............................................    $ 2,434    $ 2,881    $  5,385    $ 4,258
                                                         =======    =======    ========    =======
  Natural gas, oil and condensate....................    $29,005    $28,827    $ 67,510    $42,547
  Effects of risk management activities (1)..........     (5,455)    (5,989)    (28,709)    (5,814)
                                                         -------    -------    --------    -------
   Total.............................................    $23,550    $22,838    $ 38,801    $36,733
                                                         =======    =======    ========    =======

                                               Table continued on following page


                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         ------------------    ------------------
                                                          2001       2000        2001       2000
                                                         -------    -------    --------    -------

 Average sales price per unit:
  Natural gas (per Mcf)..............................    $  4.72    $  3.53    $   5.76    $  3.18
  Effects of risk management activities (per Mcf)....      (0.97)     (0.75)      (2.66)     (0.43)
                                                         -------    -------    --------    -------
   Total.............................................    $  3.75    $  2.78    $   3.10    $  2.75
                                                         =======    =======    ========    =======
  Oil and condensate (per Bbl).......................    $ 25.75    $ 27.55    $  26.56    $ 27.96
  Effects of risk management activities (per Bbl)....          -      (4.58)          -      (4.10)
                                                         -------    -------    --------    -------
   Total.............................................    $ 25.75    $ 22.97    $  26.56    $ 23.86
                                                         =======    =======    ========    =======
  Natural gas, oil and condensate (per Mcfe).........    $  4.68    $  3.63    $   5.62    $  3.30
  Effects of risk management activities (per Mcfe)...      (0.88)     (0.75)      (2.39)     (0.45)
                                                         -------    -------    --------    -------
   Total.............................................    $  3.80    $  2.88    $   3.23    $  2.85
                                                         =======    =======    ========    =======
 Expenses (per Mcfe):
  Lease operating expense............................    $  0.79    $  0.44    $   0.64    $  0.50
  General and administrative.........................       0.34       0.14        0.34       0.21
  Depreciation, depletion and amortization...........       2.27       1.35        2.09       1.30

-------------
(1) For 2001, represents the net loss on the settlement of derivatives attributable to production of 6,201 Mmcfe and 12,001 Mmcfe for the three and six months ended June 30, 2001, respectively.

Three Months Ended June, 2001 Compared with Three Months Ended June 30, 2000

  For the three months ended June 30, 2001, we reported net income of $3.2 million, or $0.16 per basic and diluted share, on total revenue of $31.0 million, as compared with a net loss of $2.7 million, or $0.19 per basic and diluted share, on total revenue of $30.5 million (excluding hedging effects) in the second quarter of 2000. Adjusted EBITDA in the second quarter of 2001 was $16.7 million compared with $17.9 million in the second quarter of 2000. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization, impairments on oil and gas properties, unrealized gains and losses, non-cash compensation expenses and extraordinary items. Our Adjusted EBITDA margin was 65% in the second quarter of 2001 and 73% for the same period in 2000. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues which are inclusive of any realized derivative gains and losses. Adjusted EBITDA is not a calculation based on generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies.

  Oil and Gas Revenue. Excluding the effects of risk management activities, our revenue from natural gas and oil production for the second quarter of 2001 increased over the same period in 2000 from $28.8 million to $29.0 million. This increase was primarily due to an approximate 34% increase in natural gas prices partially offset by a 22% decrease in production. The decrease in production volumes from 7.9 Bcfe to 6.2 Bcfe was attributable to natural declines in our producing properties. Risk management activities, which were included in oil and gas revenues in 2000 but excluded in compliance with SFAS 133 in 2001, would have reduced oil and natural gas revenues by $5.4 million, or $0.88 per Mcfe in the second quarter of 2001 compared with $6.0 million, or $0.75 per Mcfe, in the second quarter of 2000.

  Marketing Revenue. Revenues from natural gas marketing activities increased to $2.0 million in the second quarter of 2001 as compared to $1.7 million in the second quarter of 2000. This increase was due to an increase in the sales price per MMBtu. The average sales price per MMBtu increased from $3.71 in the second quarter of 2000 to $4.46 in the second quarter of 2001.

  Lease Operating Expense. Our lease operating expenses for the second quarter of 2001 increased to $4.9 million from $3.5 million in the second quarter of 2000. This increase was primarily the result of increased geological and geophysical expenses as well as an increase in workover activities.

  Gas Purchased-Marketing. Our cost of purchased gas was $2.0 million for the second quarter of 2001 compared to $1.6 million for the second quarter of 2000. The average cost increased from $3.56 per MMbtu in 2000 to $4.36 per MMbtu in 2001.

  General and Administrative Expense. General and administrative expense increased to $2.1 million for the second quarter of 2001 compared to $1.1 million for the same period in 2000. The primary reason for the increase was the result of higher compensation and related expenses due to an increase in the number of employees from 23 at the end of the second quarter of 2000 to 44 at the end of the second quarter of 2001. In addition, our U.K. office was opened in the third quarter of 2000.

  Non-Cash Compensation Expense. In the second quarter of 2001, we recorded a non-cash charge to compensation expense of approximately $0.9 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001, as well as for certain options granted prior to September 1999 and exercised during the current period. The expense will be amortized using the straight-line method over the period between the initial public offering and the vesting date of the options.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 31% from $10.7 million in the second quarter 2000 to $14.1 million in the second quarter 2001.

  Impairment Expense. As of June 30, 2001, the future undiscounted cash flows were less than their individual net book value on four of our properties. As a result, we recorded impairments of $5.7 million in the second quarter of 2001. These impairments were primarily the result of reductions in expected future undiscounted cash flows on each property due to lower natural gas prices at June 30, 2001. For the second quarter of 2000, we recorded an impairment of $6.3 million related to one property as a result of a reduction in recoverable reserves.

  Other Income (Expense). In the second quarter of 2001, we recorded a gain on derivative instruments of $6.4 million comprised of a realized loss of $5.4 million and an unrealized gain of $11.8 million. The realized loss represents derivative contracts settled in the second quarter of 2001, while the offsetting gain represents the change in the fair market value of the open derivative positions at June 30, 2001. Prior to the adoption of SFAS 133, realized gains or losses were recorded as a component of revenue.

  Interest expense for the second quarter of 2001 decreased to $1.7 million from $3.1 million in the comparable quarter of 2000 primarily due to lower borrowing levels in 2001. We did not capitalize any interest for the three months ended June 30, 2001 or 2000.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

  For the six months ended June 30, 2001, we reported a net loss of $3.7 million, or $0.19 per basic and diluted share, on total revenue of $72.5 million, as compared with a net loss of $1.7 million, or $0.12 per basic and diluted share, on total revenue of $45.5 million (excluding hedging effects) in the first half of 2000. Adjusted EBITDA in the first half of 2001 was $28.3 million compared with $27.5 million in the first half of 2000. Our Adjusted EBITDA margin was 64% in the first half of 2001 and 69% in the first half of 2000.

  Oil and Gas Revenue. Excluding the effects of risk management activities, our revenue from natural gas and oil production for the first half of 2001 increased approximately 59% over the same period in 2000, from $42.5 million to $67.5 million. This increase was primarily due to an approximate 81% increase in natural gas prices, partially offset by a 7% decrease in production. The decrease in production volumes from 12.9 Bcfe to 12.0 Bcfe was attributable to natural declines in our producing properties. Risk management activities, which were included in oil and gas revenues in 2000 but excluded in compliance with SFAS 133 in 2001, would have reduced oil and natural gas revenues by $28.7 million, or $2.39 per Mcfe in the first half of 2001 compared with $5.8 million, or $0.45 per Mcfe in the first half of 2000.

  Marketing Revenue. Revenues from natural gas marketing activities increased to $5.0 million in the first half of 2001 as compared to $2.9 million in the first half of 2000. This increase was due to an increase in the sales price per MMBtu. The average sales price per MMBtu increased from $3.21 in the first half of 2000 to $5.49 in the first half of 2001.

  Lease Operating Expense. Our lease operating expenses for the first half of 2001 increased to $7.7 million from $6.4 million in the first half of 2000. This increase was primarily the result of increased geological and geophysical expenses as well as an increase in workover activities.

  Gas Purchased-Marketing. Our cost of purchased gas was $4.9 million for the first half of 2001 compared to $2.8 million for the first half of 2000. The average cost increased from $3.08 per MMbtu in 2000 to $5.38 per MMbtu in 2001.

  General and Administrative Expense. General and administrative expense increased to $4.1 million for the first half of 2001 compared to $2.7 million for the same period in 2000. The primary reason for the increase was the result of higher compensation and related expenses due to an increase in the number of employees from 23 at the end of the first half of 2000 to 44 at the end of first half of 2001. In addition, our U.K. office was opened in the third quarter of 2000.

  Non-cash Compensation Expense. In the first half of 2001, we recorded a non-cash charge to compensation expense of approximately $2.5 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001, as well as for certain options granted prior to September 1999 and exercised during the current period. The expense will be amortized using the straight-line method over the period between the initial public offering and the vesting date of the options.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 50% from $16.7 million in the first half of 2000 to $25.1 million in the first half of 2001.

  Impairment Expense. As of June 30, 2001, the future undiscounted cash flows were less than their individual net book value on five of our properties. As a result, we recorded impairments of $14.2 million in the first six months of 2001. These impairments were primarily the result of drilling a non-commercial development well and a reduction in expected future undiscounted cash flows on the other properties due to lower natural gas prices at June 30, 2001. For the first half of 2000, we recorded an impairment of $6.3 million related to one property as a result of a reduction in recoverable reserves.

  Other Income (Expense). In the first six months of 2001, we recorded a loss on derivative instruments of $14.2 million comprised of a realized loss of $28.3 million and an unrealized gain of $14.1 million. The realized loss represents derivative contracts settled in the first half of 2001, while the offsetting gain represents the change in the fair market value of the open derivative positions at June 30, 2001. Prior to the adoption of SFAS 133, realized gains or losses were recorded as a component of revenue.

  Interest expense decreased from the first half of 2000 compared to the first half of 2001. We capitalized none and $0.7 million of interest for the six months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 General

  We have financed our acquisition and development activity through a combination of project-based development arrangements, bank borrowings and proceeds from our February 2001 initial public offering, as well as cash from operations. We believe that our capital resources, cash flow from operations and borrowings under our existing or new credit facilities will be sufficient to fund short-term liquidity as well as fund ongoing capital expenditures for the foreseeable future. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. No assurance can be given that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of operations and capital expenditures.



Cash Flows
                                    SIX MONTHS ENDED,
                                        JUNE 30,
                                    ------------------
                                      2001       2000
                                     -------    ------
                                       (in millions)
 Cash provided by (used in)
  Operating activities........         $ 53.8    $ 24.7
  Investing activities........          (82.2)    (40.7)
  Financing activities........           18.4       6.4

  Cash provided by operating activities in the first half of 2001 primarily reflects increased price realizations, partially offset by net cash used in price risk management activities.

  Cash used in investing activities totaled $82.2 million in the first half of 2001 as compared to $40.7 million in the same period of 2000. The 2001 amount includes expenditures on oil and gas properties of $81.9 million, of which $23.9 million was used for the acquisition of fifteen properties in the Gulf of Mexico and Southern Gas Basin area of the U.K. North Sea, $5.6 million was used to purchase the overriding royalty interests associated with our non-recourse debt and $52.4 million was used for development. Comparable expenditures for acquisition and development in 2000 were $2.3 million and $38.3 million, respectively.

  Cash provided from financing activities includes the proceeds from our initial public offering in February 2001 of $78.3 million including the underwriters' discount. We also incurred costs of approximately $0.9 million in connection with the offering, which in addition to costs incurred in the fourth quarter of 2000, totaled approximately $1.5 million. Financing activities also included the repayment of our prior credit facilities of $119.9 million and proceeds of $65.0 million from our new credit facility.

 Credit Agreements

  In March 2001, we repaid our then existing bank credit facility and in April 2001 we repaid the full amount borrowed under the non-recourse development program credit agreement. Concurrent with the repayment, we negotiated with the lender to terminate the overriding royalty interest on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

  Upon repayment of our former credit and non-recourse facilities, we entered into a new $100.0 million senior-secured revolving credit facility in April 2001. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. The borrowing base at June 30, 2001 was $60.0 million. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

  Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.00%, 0.25% or 0.75% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 1.50%, 1.75%, 2.00%, 2.25% or 2.75% depending on the amount outstanding under the credit facility. The credit facility matures in December 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios. At June 30, 2001, we were in compliance with all terms of the agreement.

  Effective June 29, 2001, we issued a promissory note to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium, based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. At maturity, a payment premium of 16.5% is required. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The promissory note was originally scheduled to close in June 2001, but due to Tropical Storm Allison disrupting the operations of certain participants in the transaction, the closing did not take place until July 2001.

  At June 30, 2001, we had a working capital deficit of $45.7 million. The funds from the promissory note significantly decreased this deficit as all of the proceeds are classified as long-term debt. The remaining deficit after the closing will be eliminated through the normal course of operating cash flows. The borrowing base under the $100.0 million credit facility is currently under review. As a result of recent increases in our oil and gas reserves and several properties projected to begin production in the third quarter of 2001, we anticipate that the borrowing base will be increased from its current level. In addition, we are pursuing the sale of several non-core properties which we believe will be consummated in the third or fourth quarter of 2001. We continue to pursue other sources of funds to decrease our working capital deficit. Our ability to complete development projects, acquire additional property interests and eliminate current obligations in a timely manner may be impacted by this situation.

 2001 Acquisitions

  Gulf of Mexico. In the first half of 2001, we acquired twelve properties in the Gulf of Mexico region. Nine of the properties were acquired in the first quarter and three in the second quarter. Eight of the above properties were producing when acquired, with additional development operations planned during 2001 and 2002.

  Southern Gas Basin of the U.K. North Sea. In October 2000, we entered into a letter of intent to acquire interests in three properties in the Southern Gas Basin of the U.K. North Sea. In the first quarter of 2001 we acquired two of the three properties covered by the October 2000 letter of intent. We acquired the third property in the second quarter of 2001. None of these properties are currently producing.

  The total acquisition costs during 2001 for the above properties were approximately $23.9 million.

ADOPTION OF SFAS 133

  Effective January 1, 2001, we adopted SFAS No. 133 and SFAS No. 138, an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We use derivatives to hedge the price of crude oil and natural gas and effective January 1, 2001, we account for the changes in market value of these derivatives through current earnings. This method will result in increased earnings volatility associated with commodity price fluctuations. Gains and losses on all derivative instruments related to accumulated other comprehensive income (loss) are included in other income (expense) on the consolidated financial statements.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the first six months of 2001, losses of $44.6 million ($29.0 million after tax) were reclassified from accumulated other comprehensive loss to earnings. The remaining after-tax loss of $5.3 million recorded in other comprehensive loss will be reclassified to earnings during the last six months of the year ended December 31, 2001 as the transactions are settled. Prior to the adoption of this standard, we included gains and losses on hedging instruments as a component of revenue. As of June 30, 2001, the fair market value of our derivatives consisted of a $2.5 million asset and a $1.1 million liability.

Recent Accounting Pronouncements

  In June 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141"), No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. We will account for all future business combinations under SFAS 141.

  SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 effective January 1, 2002, as required. Additionally, SFAS 142 requires that unamortized negative goodwill associated with investments accounted for under the equity method and acquired before July 1, 2001, be recognized in income as a cumulative effect of change in accounting principle. Adoption of this standard will have no impact on our financial position or results of operations.

  SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in natural gas and oil commodity prices and interest rates. To manage such exposure, we monitor our expectations of future commodity prices and interest rates when making decisions with respect to risk management. All of our derivative contracts are entered into with major financial or oil and gas institutions and the risk of credit loss is considered insignificant.

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

  As of June 30, 2001, we had the following financial hedges on natural gas in place:


                              SWAPS                 COLLARS AND OPTIONS
                            ---------             ------------------------
                             AVERAGE    AVERAGE    AVERAGE      AVERAGE
                            MMBTU/DAY   $/MMBTU   MMBTU/DAY     $/MMBTU
                            ---------   -------   ---------   ------------
  Period:
   Third quarter 2001....      28,400      2.84       9,300   5.10 to 6.15
   Fourth quarter 2001...       9,300      2.87       3,100   5.10 to 6.15

  We have no hedges that extend beyond October 2001.

  In addition to the above financial hedges on natural gas, we also have in place a written call option contract that provides us a price for natural gas above the then prevailing market price, but with a ceiling price. For the period July 2001 through October 2001, we receive NYMEX settlement plus $0.15 with a ceiling price of $ 3.50 per MMBtu on 10,000 MMBtu per day.

  Interest Rate Risk. We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  Some of the information included in this quarterly report includes assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

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

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits

    10.1 First Amendment to Credit Agreement dated June 29, 2001, among ATP Oil & Gas Corporation and BNP Paribas, as Agent, and the Lenders Signatory thereto.
    10.2 Second Amendment to Credit Agreement dated June 29, 2001, among ATP Oil & Gas Corporation and BNP Paribas, as Agent, and the Lenders Signatory thereto.
    10.3 Note Purchase Agreement dated June 29, 2001 between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation.
    10.4 Intercreditor and Subordination Agreement dated June 29, 2001, among ATP Oil & Gas Corporation, Aquila Energy Capital Corporation, BNP Paribas, as Agent, and the Lenders Signatory thereto.
    10.5 Third Amendment to Credit Agreement dated June 30, 2001, among ATP Oil and Gas Corporation and BNP Paribas, as agent, and the Lenders Signatory thereto.


B.  Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    ATP Oil & Gas Corporation



Date:   August 14, 2001             By:  /s/ Albert L. Reese, Jr.
                                         ------------------------
                                         Albert L. Reese, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer