Form 10-K
period 2001-12-31
ATP OIL & GAS CORP
filed 2002-04-01
CIK 1123647

==============================================================================



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2001   Commission file number: 000-32261

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

 (Registrant's telephone number, including area code): (713) 622-3311

     Securities Registered Pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on which registered
-----------------------------         -----------------------------------------
      Common Stock, par                                 NASDAQ
    value $.001 per share

     Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On March 21, 2002, there were 20,312,648 shares of the Registrant's Common Stock outstanding. The aggregate value of the Common Stock held by non-affiliates of the Registrant (treating all executive officers and directors of the registrant, for this purpose, as if they are affiliates of the Registrant) was approximately $29,020,963 on March 21, 2002 (based on $4.80 per share, the last sale price of the Common Stock as reported on the NASDAQ National Market System on such date).

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's Annual Meeting of Stockholders.

===============================================================================

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                         2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I......................................................................   6

   Item 1.  Business .......................................................   6
   Item 2.  Properties......................................................  14
   Item 3.  Legal Proceedings...............................................  17
   Item 4.  Submission of Matters to a Vote of Security Holders.............  18

Part II.....................................................................  20

   Item 5.  Market for Registrants Common Units and Related
            Security Holder Matters.........................................  20
   Item 6.  Selected Financial Data.........................................  21
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  23
   Item 7a. Quantitative and Qualitative Disclosures about Market Risk......  40
   Item 8.  Financial Statements and Supplementary Data.....................  41
   Item 9.  Disagreements on Accounting and Financial Disclosure............  41

Part III....................................................................  42

   Item 10. Directors and Executive Officers of Registrant .................  42
   Item 11. Executive Compensation..........................................  42
   Item 12. Security Ownership of Certain Beneficial Owners and Management..  42
   Item 13. Certain Relationships and Related Transactions..................  42

Part IV.....................................................................  43

   Item 14. Exhibits, Financial Statement
              Schedules and Reports on Form 8-K.............................  43

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

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

     There can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. Some of the key factors which could cause actual results to vary from those expected include:

     .   the timing and extent of changes in natural gas and oil prices;
     . the timing of planned capital expenditures and availability of acquisitions;
     . the inherent uncertainties in estimating proved reserves and forecasting production results;
     . operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;
     . the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
     . cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance; and
     . other United States or United Kingdom regulatory or legislative developments which affect the demand for natural gas or oil generally, increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells.

                               CERTAIN DEFINITIONS

    As used herein, the following terms have specific meanings as set forth below:

    Bbls       Barrels of crude oil or other liquid hydrocarbons
    Bcfe       Billion cubic feet equivalent
    MBbls      Thousand barrels of crude oil or other liquid hydrocarbons
    Mcf        Thousand cubic feet of natural gas
    Mcfe       Thousand cubic feet equivalent
    MMBbls     Million barrels of crude oil or other liquid hydrocarbons
    MMBtu      Million British Thermal Units
    MMcf       Million cubic feet of natural gas
    MMcfe      Million cubic feet equivalent
    U.S.       United States
    U.K.       United Kingdom

     Crude oil and other liquid hydrocarbons are converted into cubic feet of gas equivalent based on six Mcf of gas to one barrel of crude oil or other liquid hydrocarbons.

     Development well is a well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

     Dry hole is a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     Exploratory well is a well drilled to find and produce natural gas or oil reserves that is not a development well.

     Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in," while the interest transferred by the assignor is a "farm-out."

     Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

     Net feet of natural gas and condensate is the true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

     Pre-tax PV-10 is the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

     Productive well is a well that is producing or is capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

     Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

     Proved developed reserves are the portion of proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved undeveloped reserves are the portion of proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

     Reserve life index is a measure of the productive life of a natural gas and oil property or a group of natural gas and oil properties, expressed in years. Reserve life equals the estimated net proved reserves attributable to property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

     Shallow-deep waters are the waters in the Gulf of Mexico located between the continental shelf and water depths of up to approximately 3,000 feet.

     Working interest is the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     Workover is operations on a producing well to restore or increase production.

PART I

ITEM 1. BUSINESS

GENERAL

     ATP Oil & Gas Corporation ("ATP") was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation.

     At December 31, 2001, we had estimated net proved reserves of 235.0 Bcfe, an increase of 87% over the previous year-end, of which approximately 154.4 Bcfe (66%) was in the Gulf of Mexico and 80.6 Bcf (34%) was in the U.K. North Sea. Year-end reserves were comprised of 194.5 Bcf of natural gas and 6.8 MMBbls of oil. All of our oil reserves are located in the Gulf of Mexico and approximately 59% of our natural gas reserves are located in the Gulf of Mexico with the balance in the U.K. North Sea. The estimated pre-tax PV-10 of our reserves at December 31, 2001 was $264.3 million. Prices used in the U.S. reserve estimates were $2.65 per MMBtu of natural gas and $19.78 per barrel of oil with $3.88 per MMBtu of natural gas for the U.K reserve estimates. At December 31, 2001, natural gas accounted for 83% of our reserves, proved developed reserves comprised 32% of our total reserves and our reserve life index for total proved reserves was 9.1 years. At December 31, 2001, we had leasehold and other interests in 52 offshore blocks, 27 platforms and 74 wells, including seven subsea wells, in the federal waters of the Gulf of Mexico. We operate 56 of these 74 wells, including all of the subsea wells, and 67% of our offshore platforms. We also had interests in five foreign blocks in the U.K. sector of the North Sea. Our average working interest in our properties at December 31, 2001 was approximately 82%.

     We produced approximately 25.7 Bcfe in 2001, an increase of 5% over the previous year. For the five-year period since 1997, we have increased our annual production at a compounded annual growth rate of 74%. We increase our reserves and production exclusively through the acquisition and development of proved natural gas and oil properties. During 2001, we replaced 527% of 2001 production through our reserve replacement activities.

OUR BUSINESS STRATEGY

     Our business strategy is to enhance shareholder value primarily through the acquisition, development and production of proved undeveloped natural gas and oil reserves in areas that have:

     . a substantial existing infrastructure of oil and natural gas pipelines and production/processing platforms;
     .   geographic proximity to well-developed markets for natural gas and oil;
     . a large number of properties that major oil companies, exploration-oriented independents and others consider non-strategic; and
     . a relatively stable history of consistently applied governmental regulations for offshore natural gas and oil development and production.

     We believe our strategy significantly reduces the risks associated with traditional natural gas and oil exploration. Unlike oil and gas companies that conduct exploration activities, our focus is to acquire properties that have been previously explored by others and found to contain proved reserves. During the life span of these properties, they may become non-core or non-strategic to their original owners. Reasons that a property may become non-core or non-strategic are varied. For example, companies may elect to concentrate their efforts elsewhere, to reduce their capital spending for development, or to pursue exploration projects as opposed to development projects. Also, a lease expiration date may be approaching and the owner may be unwilling to complete a development program. Companies pursuing exploration success may discover hydrocarbons which may not provide an acceptable economic return for them but which may prove attractive to us as we do not have the time or expense they do in the project. If such a project is economically attractive to us and is in our core areas, we will attempt to acquire the project. Each natural gas and oil discovery by another company in our core areas is a potential opportunity for the application of our approach.

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

OUR STRENGTHS

     . Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2001, we operated 67% of our offshore platforms, 100% of our subsea wells and 100% of our properties under development.

     . Low Cost Structure. We believe that our focus on a low cost structure with minimal cash investment for acquisitions allows us to pursue the acquisition, development and production of properties that may not be economically attractive to others. For the three-year period ended December 31, 2001, our total average cost incurred for finding and developing our net proved reserves was $0.96 per Mcfe.

     . Technical Expertise and Significant Experience. We have assembled a technical staff with an average of 19 years of industry experience. Our technical staff has specific expertise in offshore property development, including the implementation of subsea completion technology.

     . Employee Ownership. Through employee ownership, we have built a staff whose business decisions are aligned with our shareholders. Our employees own 70% of ATP on a fully diluted basis.

     . Operating Efficiency. We emphasize a low overhead and operating expense structure. For 2001, our lease operating expense was $0.58 per Mcfe of production and our general and administrative expense was $0.39 per Mcfe of production.

INITIAL PUBLIC OFFERING

     On February 5, 2001, we successfully completed an initial public offering ("IPO") of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001. We used the net proceeds from the IPO, together with the proceeds from a new credit facility, to repay all outstanding debt under a development program credit agreement and a prior bank credit facility and to acquire and develop additional natural gas and oil reserves.

MARKETING AND DELIVERY COMMITMENTS

     We sell our natural gas and oil production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. The price received by us for our non-hedged natural gas and oil production can fluctuate widely. Changes in the prices of natural gas and oil will affect the carrying value of our proved reserves and our revenues, profitability and cash flow. Although we are not currently experiencing any significant involuntary curtailment of our natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell our natural gas or oil production.

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

COMPETITION

     We compete with major and independent natural gas and oil companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources and may be able to sustain wide fluctuations in the economics of our industry easier than we can. Since we are in a highly regulated industry they may be able to absorb the burden of any changes in federal, state and local laws and regulations easier than we can. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

REGULATION

     Federal Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce is regulated pursuant to the Natural Gas Act of 1938 ("the Natural Gas Act"), the Natural Gas Policy Act of 1978 and Federal Energy Regulatory Commission ("FERC") regulations. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act of 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act of 1938 and Natural Gas Policy Act of 1978 price and non-price controls affecting producer sales of natural gas effective January 1, 1993.

     Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation are subject to extensive federal regulation. Beginning in April 1992, the FERC issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. The FERC stated that Order No. 636 and the FERC's future restructuring activities are intended to foster increased competition within all phases of the natural gas industry. Although the regulations instituted by Order No. 636 do not directly apply to our production and marketing activities, they do affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. Subsequent to Order No. 636, the FERC continued to modify its regulations regarding the transportation of natural gas.

     In February 2000, the FERC issued Order No. 637 which:

     . lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year;
     . permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;
     .   encourages, but does not mandate, auctions for pipeline capacity;
     .   requires pipelines to implement imbalance management services;
     . restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and
     .   implements a number of new pipeline reporting requirements.

     Order No. 637 also requested that the FERC staff analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Appeals of Order No. 637 remain pending.

     In April 1999, the FERC issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct and operate new pipeline facilities or to abandon facilities under Section 7 of the Natural Gas Act. In September 1999 the FERC issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities.

     We cannot predict what further action the FERC will take on these or related matters, nor can we accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

     The Outer Continental Shelf Lands Act, which the FERC implements with regard to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. However in April 2000, the FERC issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and terms and conditions of service. The reporting requirements established by the FERC in Order No. 639 may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. Among FERC's stated purposes in issuing such rules was the desire to increase transparency in the market, to provide producers and shippers on the Outer Continental Shelf with greater assurance of (a) open-access services on pipelines located on the Outer Continental Shelf and (b) non-discriminatory rates and conditions of service on such pipelines. In January 2002, the U.S. District Court for the District of Columbia permanently enjoined the FERC from enforcing Order No. 639 and related orders; it is unclear whether this court order will be appealed.

     The FERC retains authority under the Outer Continental Shelf Lands Act to exercise jurisdiction over gatherers and other entities outside the reach of its Natural Gas Act jurisdiction if necessary to insure non-discriminatory access to service on the Outer Continental Shelf. We do not believe that any FERC action taken under its Outer Continental Shelf Lands Act jurisdiction will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Federal Leases. A substantial portion of our operations is located on federal natural gas and oil leases, which are administered by the Minerals Management Service ("MMS") pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

     For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

     To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We currently have several supplemental bonds in place. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

     The MMS also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the MMS. However, we do not believe that these regulations or any future amendments will affect us in a way that materially differs from the way it affects other oil and gas producers, gathers and marketers.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and natural gas liquids by us are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.

     The regulation of pipelines that transport crude oil, condensate and natural gas liquids is generally more light-handed than the FERC's regulation of gas pipelines under the Natural Gas Act. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, issued in October 1993, pipeline rates are subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods, minus one percent. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge market-based rates if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline. As provided for in Order No. 561, in July 2000, the FERC issued a Notice of Inquiry seeking comment on whether to retain or to change the existing oil rate-indexing method. In

December 2000, the FERC issued an order concluding that the rate index reasonably estimated the actual cost changes in the pipeline industry and should be continued for another 5-year period, subject to review in July 2005. Appeals of the FERC's December 2000 order are pending.

     With respect to intrastate crude oil, condensate and natural gas liquids pipelines subject to the jurisdiction of state agencies, such state regulation is generally less rigorous than the regulation of interstate pipelines. State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests. Complaints or protests have been infrequent and are usually resolved informally.

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

     The Oil Pollution Act of 1990 and related regulations impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Oil Pollution Act of 1990 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75.0 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act of 1990.

     The Oil Pollution Act of 1990 also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the Oil Pollution Act of 1990 requires parties responsible for offshore facilities to provide financial assurance in the amount of $35.0 million to cover potential Oil Pollution Act of 1990 liabilities. This amount can be increased up to $150.0 million if a study by the MMS indicates that an amount higher than $35.0 million should be required. On August 11, 1998, the MMS adopted a rule implementing the Oil Pollution Act of 1990 financial responsibility requirements. We are in compliance with this rule.

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

     The Oil Pollution Act of 1990 also imposes other requirements, such as the preparation of an oil spill contingency plan. We have such a plan in place. We are also regulated by the Clean Water Act, which prohibits any discharge into waters of the U.S. except in strict conformance with discharge permits issued by federal or state agencies. We have obtained, and are in material compliance with, the discharge permits necessary for our operations. We could become subject to similar state and local water quality laws and regulations in the future if we conduct production or drilling activities in state coastal waters. Failure to comply with the ongoing requirements of the Clean Water Act or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

     The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our drilling and production activities generate relatively small amounts of liquid and solid wastes that may be subject to classification as hazardous substances under CERCLA. These wastes must be brought to shore for proper disposal under the Resource Conservation and Recovery Act. We minimize this potential liability by selecting reputable contractors to dispose of our wastes at government-approved landfills or other types of disposal facilities.

     Our operations are also subject to regulation of air emissions under the Clean Air Act and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We could also become subject to similar state and local air quality laws and regulations in the future if we conduct production or drilling activities instate coastal waters. We do not believe that our operations would be materially affected by any such requirements, nor do we expect such requirements to be anymore burdensome to us than to other companies our size involved in natural gas and oil development and production activities.

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

     U.K. Regulations of Natural Gas and Oil Production. Pursuant to the Petroleum Act 1998, all natural gas and oil reserves contained in properties located in Great Britain are the property of the U.K. government. The development and production of natural gas and oil reserves in the U.K. North Sea requires a petroleum production license granted by the U.K. government. Prior to developing a field, we are required to obtain from the Secretary of State for Trade and Industry a consent to develop that field. We would be required to obtain the consent of the Secretary of State for Trade and Industry in the event we transfer an interest in a license.

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

     Our operations in the U.K. are subject to the Petroleum Act 1998, which imposes a health and safety regime on offshore natural gas and oil production activities. The Petroleum Act 1998 also regulates the abandonment of facilities by licensees. In addition, the Mineral Workings (Offshore Installations) Act provides a framework in which the government can impose additional regulations relating to health and safety. Since its enactment, a number of regulations have been promulgated relating to offshore construction and operation of offshore production facilities. Health and safety offshore is further governed by the Health and Safety at Work Act 1974 and applicable regulations. Our operations are also subject to environmental laws and regulations imposed by both the European Union and the U.K. Parliament.

     Petroleum production licenses require the approval of the Secretary of State for Trade and Industry of a licensee to act as operator and who organizes or supervises all or any of the development and production operations of natural gas and oil properties subject thereto. As an operator, we may obtain operational services from third parties, but will remain fully responsible for the operations as if we conduct them ourselves.

     Our operations in the U.K. may entail the construction of offshore pipelines, which are subject to the provisions of the Petroleum Act 1998 and other legislation. The Petroleum Act 1998 requires a license to construct and operate a pipeline in U.K. North Sea, including its continental shelf. Easements to permit the laying of pipelines must be obtained from the Crown Estate Commissioners prior to their construction. We plan to use capacity in existing offshore pipelines in order to transport our gas. However, access to the pipelines of a third party would need to be obtained on a negotiated basis, and there is no assurance that we can obtain access to existing pipelines or, if access is obtained, it may only be on terms that are not favorable to us.

     The natural gas we produce may be transported through the U.K.'s onshore national gas transmission system, or NTS. The NTS is owned by a licensed gas transporter, BG Transco plc ("Transco"). The terms on which Transco must transport gas are governed by the Gas Acts of 1986 and 1995, the gas transporter's license issued to Transco under those Acts and a network code. For us to use the NTS, we must obtain a shipper's license under the Gas Acts and arrange to have gas transported by Transco within the NTS. We will therefore be subject to the network code, which imposes obligations to payment, gas flow nominations, capacity booking and system imbalance. Applying for and complying with a shipper's license, and acting as a gas shipper, is expensive and administratively burdensome. Alternatively, we may sell natural gas 'at the beach' before it enters the NTS or arrange with an existing gas shipper for them to ship the gas through the NTS on our behalf.

EMPLOYEES

     At December 31, 2001 we had 39 full-time employees in our Houston office and six full-time employees and seven contract personnel in our London office. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

ITEM 2. PROPERTIES

GENERAL

     Since inception we have engaged in the acquisition, development and production of natural gas and oil properties primarily in the outer continental shelf of the Gulf of Mexico. In 2000 we expanded our business to include the acquisition and development of properties in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. At December 31, 2001, we had leasehold and other interests in 52 offshore blocks, 27 platforms and 74 wells, including seven subsea wells, in the federal waters of the Gulf of Mexico. We operate 56 of these 74 wells, including all of the subsea wells, and 67% of our offshore platforms. We also held interests in five foreign blocks located in the U.K. sector of the North Sea. Our average working interest in our properties at December 31, 2001 was approximately 82%. As of December 31, 2001, we had leasehold interests located in the Gulf of Mexico and the U.K. covering approximately 246,000 gross and 196,000 net acres.

ACQUISITIONS

  Gulf of Mexico

     During 2001, we acquired interests in 15 lease blocks covering 14 properties in six separate transactions. Total reserves associated with these transactions were approximately 60.6 Bcfe, based on third party reservoir engineering estimates at year-end, for total acquisition costs of approximately $22.7 million. Our working interests in these properties range from 25% to 100%. Ten of these properties produced in 2001 with additional development and production planned on the remaining four in 2002 and beyond.

     During 2000 we acquired an interest in 11 lease blocks covering nine separate properties for total acquisition costs of $7.5 million. Net proved reserves associated with these acquisitions were approximately 66.0 Bcfe based on third party reservoir engineering estimates. Our working interests in these properties range from 50% to 100%. We are the operator of all of the properties. Included in these acquisitions were four blocks on three separate properties which represent our first acquisitions in the shallow-deep waters of the Gulf of Mexico. Of these nine properties, five were producing in 2001, including "Ladybug", one of the properties in the shallow-deep waters of the Gulf of Mexico, and a sixth property commenced production in the first quarter of 2002. Two of the properties are scheduled for future development in 2002 and beyond and the remaining property was abandoned without commencing production in 2001.

  Southern Gas Basin of the North Sea

    In October 2000, we entered into a letter of intent to acquire interests in three properties (five blocks) in the Southern Gas Basin of the North Sea which included a 50% interest in one block, a 100% interest in one block and an 86% interest in three blocks. In 2001, we acquired all three properties for total acquisition costs of approximately $3.1 million. At December 31, 2001, net proved reserves were approximately 80.6 Bcfe, based on third party reservoir engineering estimates at year-end. None of the properties were producing when acquired and we expect to pursue development operations in 2002 through 2004.

NATURAL GAS AND OIL RESERVES

     The following table presents our estimated net proved natural gas and oil reserves and the net present value of our reserves at December 31, 2001 based on reserve reports prepared by Ryder Scott Company, L.P. for our domestic reserves and Troy-Ikoda Limited for our U.K. reserves.

     The present value of future net cash flows before income taxes as of December 31, 2001 was determined by using the December 31, 2001 prices of $2.65 per MMBtu and $3.88 per MMBtu of natural gas for the U.S. and U.K, respectively, and $19.78 per Bbl of oil for the U.S. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

                                                    Proved Reserves
                                         -------------------------------------
                                          Developed   Undeveloped     Total
                                         -----------  -----------  -----------
Domestic
   Natural gas (MMcf)..................       56,704       57,176      113,880
   Oil and condensate (MBbls)..........        3,115        3,638        6,753
   Total proved reserves (MMcfe).......       75,394       79,004      154,398

   Pre-tax PV-10 (in thousands)........  $   133,500  $    66,513  $   200,013
U.K.
   Natural gas (MMcf)..................          -         80,629       80,629

   Pre-tax PV-10 (in thousands)........  $       -    $    64,265  $    64,265
Total
   Natural gas (MMcf)..................       56,704      137,805      194,509
   Oil and condensate (MBbls)..........        3,115        3,638        6,753
   Total proved reserves (MMcfe).......       75,394      159,633      235,027

   Pre-tax PV-10 (in thousands)........  $   133,500  $   130,778  $   264,278

     Our estimates of proved reserves in the table above do not differ from those we have filed with other federal agencies. The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We must project production rates and timing of development expenditures. We analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise. In accordance with the Securities and Exchange Commission ("SEC") requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates and these variances may be material.

     Our business strategy is to acquire proved reserves, usually proved undeveloped, and to bring those reserves on production as rapidly as possible. At December 31, 2001, all of our reserves in the U.K. and approximately 51% of our estimated equivalent net proved reserves in the Gulf of Mexico were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling and completion operations. The reserve data assumes that we will make these expenditures. Although we estimate our reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

     The following table highlights our history of bringing our offshore blocks with proved undeveloped reserves to production:

                                                2001                      2000                       1999
                                      ------------------------  ------------------------  -------------------------
                                      Undeveloped   Developed   Undeveloped   Developed   Undeveloped     Developed
                                      -----------   ----------  -----------  -----------  -----------    ----------
At January 1........................           10           30            7           24           11            22
Acquisitions........................           11(1)         9           10            1            7             1
Divestitures and expirations........           (1)          (8)           -           (2)          (9)(2)        (1)
Undeveloped to productive...........           (4)           4           (7)           7           (2)            2
Undeveloped to nonproductive........           (1)           -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
At December 31......................           15           35           10           30            7            24
                                      ===========  ===========  ===========  ===========  ===========   ===========

_______________________

(1) Includes interests in five blocks in the Southern Gas Basin of the North Sea.
(2) These were undeveloped exploration blocks that we sold. We retained a future net profits interest in seven of those blocks.

DRILLING ACTIVITY

     The following table shows our drilling and completion activity. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in such wells. We did not drill or complete any exploratory wells in any period presented.

                                                                       Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                           2001                  2000                  1999
                                                   --------------------  --------------------  --------------------
                                                     Gross       Net       Gross       Net       Gross       Net
                                                   ---------  ---------  ---------  ---------  ---------  ---------

Development Wells:
    Productive...................................        8.0        6.3       12.0      11.0        3.0         2.2
    Nonproductive................................        1.0        1.0        1.0       1.0        -           -
                                                   ---------  ---------  ---------  ---------  ---------  ---------
       Total.....................................        9.0        7.3       13.0      12.0        3.0         2.2
                                                   =========  =========  =========  ========   =========  =========

     As of December 31, 2001, there were no wells in the process of drilling or completing.

PRODUCTIVE WELLS

     The following table presents the number of domestic productive natural gas and oil wells in which we owned an interest as of December 31, 2001.

                                              Total Productive Wells(1)
                                            -----------------------------
                                                Gross            Net
                                            -------------   -------------

Natural gas...............................           38.0            30.4
Oil   ....................................            9.0             4.4
                                            -------------   -------------
   Total..................................           47.0            34.8
                                            =============   =============

   (1)  Includes eight gross and 6.8 net wells with multiple completions.

     We had no productive wells in the U.K. at December 31, 2001.

ACREAGE

     The following table summarizes our domestic and foreign developed and undeveloped acreage holdings at December 31, 2001. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

                                                      Developed(1)         Undeveloped(2)            Total
                                                  --------------------  --------------------  --------------------
                                                    Gross       Net       Gross       Net       Gross       Net
                                                  ---------  ---------  ---------  ---------  ---------  ---------

Domestic:
   Gulf of Mexico - Shelf.......................    157,128   122,979     17,500      16,250    174,628   139,229
   Gulf of Mexico - Shallow-Deep Waters.........      5,760     2,880     15,189      15,189     20,949    18,069
                                                  ---------  --------   --------   ---------  ---------  --------
                                                    162,888   125,859     32,689      31,439    195,577   157,298
                                                  ---------  --------   --------   ---------  ---------  --------
Foreign:
   Southern Gas Basin of the North Sea..........        -         -       50,234      39,034     50,234    39,034
                                                  ---------  --------   --------   ---------  ---------  --------
                                                    162,888   125,859     82,923      70,473    245,811   196,332
                                                  =========  ========   ========   =========  =========   =======

________________

(1)    Developed acres are acres spaced or assigned to productive wells.
(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether such acreage contains proved reserves.

PRODUCTION AND PRICING DATA

     Information on production and pricing data is contained in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

ITEM 3. LEGAL PROCEEDINGS

     On August 28, 2001 ATP entered into a written agreement to acquire a property in the Gulf of Mexico during September 2001. On October 9, 2001 the agreement was amended to ultimately extend the closing date until October 31, 2001 in exchange for payments made by ATP totaling $3.0 million. This amendment also contained an arrangement whereby if ATP did not close on the property, and if sellers sold the property to a third party with a sale that met specific contract requirements, ATP would be required to execute a six month note for payment of the differential. Since ATP did not obtain the financing for the acquisition by October 31, 2001, the transaction did not close by that date; however, the parties' intensive work toward closing continued beyond that date without interruption.

     While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received.
ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. Since the legal proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names, ages (as of March 21, 2002) and titles of the persons currently serving as executive officers of the Company. All executive officers hold office until their successors are elected and qualified.

Name                                    Age    Position
----                                    ---    --------
T. Paul Bulmahn........................  58    Chairman, President and Director
Gerald W. Schlief......................  54    Senior Vice President
Albert L. Reese, Jr....................  52    Senior Vice President and Chief Financial Officer
Leland E. Tate.........................  54    Senior Vice President, Operations
John E. Tschirhart.....................  51    Senior Vice President, General Counsel
Carol E. Overbey.......................  50    Vice President, Corporate Secretary and Director

     T. Paul Bulmahn has served as our Chairman and President since he founded the company in 1991. From 1988 to 1991, Mr. Bulmahn served as President and Director of Harbert Oil & Gas Corporation. From 1984 to 1988, Mr. Bulmahn served as Vice President, General Counsel of Plumb Oil Company. From 1978 to 1984, Mr. Bulmahn served as counsel for Tenneco's interstate gas pipelines and as regulatory counsel in Washington, D.C. From 1973 to 1978, he served the Railroad Commission of Texas, the Public Utility Commission and the Interstate Commerce Commission as an administrative law judge.

     Gerald W. Schlief has served as our Senior Vice President since 1993 and is primarily responsible for acquisitions. Between 1990 and 1993, Mr. Schlief acted as a consultant for the onshore and offshore independent oil and gas industry. From 1984 to 1990, Mr. Schlief served as Vice President, Offshore Land for Plumb Oil Company where he managed the acquisition of interests in over 35 offshore properties. From 1983 to 1984, Mr. Schlief served as Offshore Land Consultant for Huffco Petroleum Corporation. He served as Treasurer and Landman for Huthnance Energy Corporation from 1981 to 1983. In addition, from 1974 to 1978, Mr. Schlief conducted audits of oil and gas companies for Arthur Andersen & Co., and from 1978 to 1981, he conducted audits of oil and gas companies for Spicer & Oppenheim.

     Albert L. Reese, Jr. has served as our Chief Financial Officer since March 1999 and, in a consulting capacity, as our director of finance from 1991 until March 1999. He was also named Senior Vice President in August 2000. From 1986 to 1991, Mr. Reese was employed with the Harbert Corporation where he established a registered investment bank for the company to conduct project and corporate financings for energy, co-generation, and small power activities. From 1979 to 1986, Mr. Reese served as chief financial officer of Plumb Oil Company and its successor, Harbert Energy Corporation. Prior to 1979, Mr. Reese served in various capacities with Capital Bank in Houston, the independent accounting firm of Peat, Marwick & Mitchell, and as a partner in Arnold, Reese & Swenson, a Houston-based accounting firm specializing in energy clients.

     Leland E. Tate has served as our Senior Vice President, Operations, since August 2000. Prior to joining ATP, Mr. Tate worked for over 30 years with Atlantic Richfield Company. From 1998 until July 2000, Mr. Tate served as the President of ARCO North Africa. He also was Director General of Joint Ventures at ARCO from 1996 to 1998. From 1994 to 1996, Mr. Tate served as ARCO's Vice President Operations & Engineering, where he led technical negotiations in field development. Prior to 1994, Mr. Tate's positions with ARCO included Director of Operations, ARCO British Ltd.; Vice President of Engineering, ARCO International; Senior Vice President Marketing and Operations, ARCO Indonesia; and for three years was Vice President and District Manager in Lafayette, Louisiana.

     John E. Tschirhart joined us in November 1997 and has served as our General Counsel since March 1998. Mr. Tschirhart was named Senior Vice President in July 2001 and served as Managing Director of ATP Oil & Gas (UK) Limited from May 2000 to May 2001. From 1993 to November 1997, Mr. Tschirhart worked as a partner at the law firm of Tschirhart and Daines, a partnership in Houston, Texas. From 1985 to 1993 Mr. Tschirhart was in private practice handling civil litigation matters including oil and gas and employment law. From 1979 to 1985, he was with Coastal Oil & Gas Corporation and from 1974 to 1979 he was with Shell Oil Company.

     Carol E. Overbey has served as a director and our Corporate Secretary since 1991 and has served as Vice President since August 2000. Ms. Overbey served as our Treasurer from 1991 to 1999. From 1985 to 1991, Ms. Overbey was Vice President/Controller of Continuity Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 20,312,648 shares of common stock and no shares of preferred stock outstanding as of March 21, 2002. There were 24 holders of record of our common stock as of March 21, 2002. Our common stock is traded on the Nasdaq National Market under the ticker symbol ATPG. There was no public market for our common stock before February 6, 2001.

     The following tables sets forth the range of high and low closing sales prices for the common stock as reported on the Nasdaq National Market for the periods indicated below:

                                            High               Low
                                        ------------      ------------
2001:
-----
  1st Quarter                           $   14.5625       $    9.8750
  2nd Quarter                               12.9600            8.7100
  3rd Quarter                               12.0000            6.6100
  4th Quarter                                7.1500            2.0000

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

ITEM 6. SELECTED FINANCIAL DATA
        (in thousands, except per share data and percentages)

     The selected historical financial information was derived from, and is qualified by reference to our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The following data should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                     Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                     2001         2000          1999         1998         1997
                                                 -----------  -----------  -----------  -----------  -----------
Statement of Operations Data:
Revenues:
  Oil and gas production......................   $   105,757  $    75,940  $    34,981  $    20,410  $     7,359
  Gas sold - marketing........................         7,417        8,015        7,703         -            -
  Gain on sale of oil and gas properties......          -              33          287         -             304
                                                 -----------  -----------  -----------  -----------  -----------
    Total revenues............................       113,174       83,988       42,971       20,410        7,663
                                                 -----------  -----------  -----------  -----------  -----------
Cost and operating expenses:
  Lease operating.............................        14,806       11,559        5,587        3,193        1,513
  Gas purchased - marketing...................         7,218        7,788        7,402          -           -
  Geological and geophysical expenses.........         1,068         -            -             -           -
  General and administrative..................         9,981        5,409        3,541        2,591        1,170
  Non-cash compensation expense...............         3,364         -            -             -           -
  Depreciation, depletion and amortization....        53,428       40,569       22,521       17,442        4,206
  Impairment of oil and gas properties........        24,891       10,838        7,509        5,072        5,787
  Loss on unsuccessful property acquisition...         3,147         -            -             -           -
  Other expense...............................          -             450         -             -           -
                                                  ----------  -----------  -----------  -----------  -----------
  Total operating expenses....................       117,903       76,613       46,560       28,298       12,676
                                                  ----------  -----------  -----------  -----------  -----------
Income (loss) from operations.................        (4,729)       7,375       (3,589)      (7,888)      (5,013)
Other income (expense):
  Interest income.............................           884          451          202          141          207
  Interest expense............................       (10,039)     (11,907)      (9,399)      (7,963)      (1,212)
  Realized loss on derivative instruments.....       (19,348)      (4,662)        -            -            -
  Unrealized gain (loss) on derivative instruments     1,265       (7,249)        -            -            -
                                                  ----------   ----------   ----------   ----------   -----------
Loss before income taxes and
  extraordinary gain (loss) ..................       (31,967)     (15,992)     (12,786)     (15,710)      (6,018)
Income tax benefit............................        11,186        5,594        1,829          -           -
                                                  ----------   ----------   ----------   ----------   -----------
Loss before extraordinary gain (loss).........       (20,781)     (10,398)     (10,957)     (15,710)      (6,018)
Extraordinary gain (loss), net of tax.........          (602)          -        29,185           -           -
                                                  ----------   ----------   ----------   ----------   -----------
Net income (loss).............................   $   (21,383)  $  (10,398) $    18,228  $   (15,710)  $   (6,018)
                                                  ==========   ==========   ==========   ==========   ===========
Weighted average number of
  common shares outstanding:
    Basic and diluted.........................        19,704       14,286       14,286       11,926       10,568

Loss per common share
  before extraordinary gain (loss):
    Basic and diluted.........................    $    (1.06)  $    (0.73)  $    (0.77)  $    (1.32)  $    (0.57)

Net income (loss) per common share:
    Basic and diluted.........................    $    (1.09)  $    (0.73)  $     1.28   $    (1.32)  $    (0.57)

                                Table and footnotes continued on following page

                                                                     Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                    2001         2000          1999         1998         1997
                                                 -----------  -----------  -----------  -----------  -----------

Other Financial Data:
Adjusted EBITDA(1).............................  $    58,490  $    54,570  $    26,643  $    14,767  $     5,187
Adjusted EBITDA margin(2)......................          62%          65%          62%          72%          68%

                                                                        As of December 31,
                                                 ---------------------------------------------------------------
                                                    2001         2000          1999         1998         1997
                                                 -----------  -----------  -----------  -----------  -----------

Balance Sheet Data:
Cash and cash equivalents......................  $     5,294  $    18,136  $    17,779  $     3,411  $     1,806
Working capital................................      (29,071)      (3,835)      14,115       (5,106)       3,340
Net oil and gas properties.....................      133,033       98,725       72,278       47,612       33,355
Total assets...................................      177,564      161,993      107,054       61,354       48,906
Total debt.....................................      100,111      116,529       91,723       62,690       42,194
Total liabilities..............................      132,572      175,172      109,835       82,363       54,217
Shareholders' equity (deficit).................       44,992      (13,179)      (2,781)     (21,009)      (5,311)

_________________

(1) Adjusted EBITDA means net income (loss) before interest expense, income taxes, depreciation, depletion and amortization, impairment of natural gas and oil properties, non-cash compensation expense, unrealized gains and losses and extraordinary items. Adjusted EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income (loss) or operating income
       (loss), as an indicator of a company's financial performance or to cash flow as a measure of liquidity. In addition, our Adjusted EBITDA calculation may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.
(2) Represents Adjusted EBITDA divided by total revenues for the years ended December 31, 1997 through 2000. For the year ended December 31, 2001, Adjusted EBITDA margin is Adjusted EBITDA divided by the sum of total revenues and realized loss on derivative instruments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

INITIAL PUBLIC OFFERING

     On February 5, 2001, we priced our IPO of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001, excluding offering costs of approximately $1.5 million. We used the net proceeds from our IPO, together with the proceeds from our new credit facility, to repay all of our outstanding debt under our development program credit agreement and our prior bank credit facility and to acquire natural gas and oil properties.

CRITICAL ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently released by the SEC, recommends that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

  Oil and Gas Reserves

    The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the units-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. See the Supplemental Information for reserve data in our Consolidated Financial Statements.

  Oil and Gas Producing Activities

    We follow the "successful efforts" method of accounting for oil and gas properties. Under this method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized.

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

    Expenditures for geological and geophysical are incurred for development purposes only. These costs are generally charged to expense unless the costs can be specifically attributed to determining the placement for a future well location.

    Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

    We perform an impairment analysis whenever events or changes in circumstances indicate that our estimate of a particular asset's fair value, or carrying amount, may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying published future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities For properties determined to be impaired, an impairment loss equal to the differences between the carrying value and the fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value.

Contingent Liabilities

    In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. As discussed in
Part I, Item 3. - "Legal Proceedings" and the Notes to Consolidated Financial Statements, we are involved in actions, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of ATP's probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management believes that the recorded amounts, if any, are reasonable.

    Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements provide a meaningful and fair perspective of our company.

RESULTS OF OPERATIONS

     Prior to the January 1, 2001 adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138"), an amendment to SFAS 133, we included the effects of our risk management activities as an offset to revenue. Upon adoption of the standard, any gains or losses from these activities are now included in other income (expense), as we did not account for our hedging activities under the hedge accounting provisions allowed in the standard.

    For comparative purposes though, the following table sets forth selected financial and operating information for our natural gas and oil operations inclusive of the effects of risk management activities:

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2001             2000              1999
                                                                -------------     -------------    -------------
Production:
  Natural gas (MMcf)..........................................         20,957            22,410           16,533
  Oil and condensate (MBbls)..................................            790               345              128
                                                                -------------     -------------    -------------
     Total (MMcfe)............................................         25,696            24,477           17,301
                                                                =============     =============    =============
Revenues (in thousands):
  Natural gas.................................................  $      88,908     $      94,051    $      36,856
  Effects of risk management activities(1)....................        (24,369)          (26,729)          (3,842)
                                                                -------------     -------------    -------------
     Total ...................................................  $      64,539     $      67,322    $      33,014
                                                                =============     =============    =============
  Oil and condensate..........................................  $      16,849     $      10,112    $       1,967
  Effects of risk management activities.......................              -            (1,494)               -
                                                                -------------     -------------    -------------
     Total ...................................................  $      16,849     $       8,618    $       1,967
                                                                =============     =============    =============
  Natural gas, oil and condensate.............................  $     105,757     $     104,163    $      38,823
  Effects of risk management activities.......................        (24,369)          (28,223)          (3,842)
                                                                -------------     -------------    -------------
     Total ...................................................  $      81,388     $      75,940    $      34,981
                                                                =============     =============    =============

                                 Table and footnote continued on following page

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2001             2000              1999
                                                                -------------     -------------    -------------
Average sales price per unit:
     Natural gas (per Mcf)....................................  $        4.24     $        4.20    $        2.23
     Effects of risk management activities (per Mcf)..........          (1.16)            (1.19)           (0.23)
                                                                -------------     -------------    -------------
     Total (per Mcf)..........................................  $        3.08     $        3.01    $        2.00
                                                                =============     =============    =============

     Oil and condensate (per Bbl).............................  $       21.33     $       29.35    $       15.37
     Effects of risk management activities (per Mcf)..........              -            (4.34)                -
                                                                -------------     ------------     -------------
     Total (per Bbl)..........................................  $       21.33     $      25.01     $       15.37
                                                                =============     ============     =============

     Natural gas, oil and condensate (per Mcfe)...............  $        4.12     $        4.26    $        2.24
     Effects of risk management activities (per Mcfe).........          (0.95)            (1.16)           (0.22)
                                                                -------------     -------------    --------------
     Total (per Mcfe).........................................  $        3.17     $        3.10    $        2.02
                                                                =============     =============    =============

Expenses (per Mcfe):
     Lease operating..........................................  $        0.58     $        0.47    $        0.32
     General and administrative...............................           0.39              0.22             0.20
     Depreciation, depletion and amortization.................           2.08              1.66             1.30

________________

(1) For 2001, represents the net loss on the settlement of derivatives attributable to actual production.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    For the year ended December 31, 2001, we reported a net loss of $21.4 million, or $1.09 per share as compared to a net loss of $10.4 million, or $0.73 per share in 2000. For the year ended December 31, 1999, we reported net income of $18.2 million or $1.28 per share.

     Oil and Gas Revenue. Excluding the effects of risk management activities, our revenue from natural gas and oil production for 2001 increased 2% over 2000, from $104.2 million to $105.8 million. This increase resulted from a slight increase in the price of natural gas and a 5% increase in production, partially offset by a 27% decrease in the price of oil. The increase in production volumes from 24.4 Bcfe to 25.7 Bcfe was attributable to 13 properties that were on production during 2001 that were not on production during 2000. This increase in production was offset by the natural decline in our existing offshore properties. Risk management activities, which were included in oil and gas revenues in 2000 would have decreased oil and natural gas revenues by $24.4 million, or $0.95 per Mcfe in 2001 and $28.2 million, or $1.16 per Mcfe in 2000.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $7.4 million in 2001 as compared to $8.0 million in 2000. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $4.38 in 2000 to $4.06 in 2001. For more information regarding this marketing activity, see Note 13 of Notes to Consolidated Financial Statements.

     Lease Operating Expense. Our lease operating expense for 2001 increased 28% from $11.6 million to $14.8 million. This increase was primarily the result of an increase in the number of producing wells we own and an increase in their total production volume. Additionally, the lease operating expense per Mcfe on those properties acquired in 2001 was higher due to cost structures and contract obligations in place at the time of acquisition. Transportation related costs increased ($0.6 million) and workover spending decreased ($0.9 million) as compared to 2000.

     Gas Purchased-Marketing. Our cost of purchased gas was $7.2 million for 2001 compared to $7.8 million for 2000. The average gas cost decreased from $4.26 per MMBtu in 2000 to $3.96 per MMBtu in 2001.

     Geological and geophysical. In 2001, we recorded $1.1 million of costs related to the acquisition of 3-D seismic data purchased for development purposes on certain properties in the Gulf of Mexico and the U.K.

     General and Administrative Expense. General and administrative expense increased to $10.0 million for 2001 compared to $5.4 million for 2000. The primary reason for the increase was the result of compensation and related expenses due to an increase in the number of employees in our Houston office from 28 at the end of 2000 to 39 at the end of 2001 ($0.9 million) and the opening of our U.K. office in the third quarter of 2000 ($1.7 million). As a result of becoming a public company in 2001, we incurred costs such as insurance, filing fees, professional fees, investor relations expenses and other expenses related to public company requirements ($1.3 million).

     Non-Cash Compensation Expense. In 2001, we recorded a non-cash compensation expense of approximately $3.4 million. A portion of the expense ($2.9 million) is related to options granted from September 1999 to the date of our IPO and is based on the difference between the exercise price for those options and the fair market value of our stock as determined by the IPO price of $14.00 per share. The expense is recognized in the periods in which the options vest. Each option is divided into three equal portions corresponding to the three vesting dates, with the related compensation cost amortized straight-line over the period between the IPO date and the vesting date. The remaining expense ($0.5 million) was related to certain options granted prior to September 1999 and exercised in the current year. The expense was recorded on those exercises as the method in which those shares were exercised required us to account for the options under variable accounting. The remaining compensation expense to be recorded over 2002 and 2003 is approximately $0.5 million.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased 32% from $40.6 million in 2000 to $53.4 million in 2001. The average DD&A rate was $2.08 per Mcfe during 2001 compared to $1.66 per Mcfe during 2000.

     Impairment Expense. As of December 31, 2001, the future undiscounted cash flows for our properties were $354.2 million and the net book value for the properties was $157.9 million before current year impairment expense. At December 31, 2000, the future undiscounted cash flows for our properties were $931.2 million and the net book value for the properties was $109.6 million before current year impairment expense. However, on eight of our properties in 2001 and three of our properties in 2000, the future undiscounted cash flows were less than their individual net book value. As a result, we recorded impairments of $24.9 million in 2001 and $10.8 million in 2000. The impairments in 2001 were primarily the result of drilling a non-commercial development well at our Main Pass 282 property ($8.3 million), a decrease in expected future gas prices and reductions in recoverable reserves. In 2000, the impairments were primarily the result of a reduction in recoverable reserves individually attributable to the particular properties.

     Other Income (Expense). In 2001, we recorded a loss on derivative instruments of $18.1 million comprised of a realized loss of $19.3 million and an unrealized gain of $1.2 million. The realized loss represents derivative contracts settled in 2001, while the offsetting gain represents the fair market value of the open derivative positions at December 31, 2001. Prior to the adoption of SFAS 133, realized gains or losses were recorded as a component of revenue. For 2000 we recorded an expense of $4.3 million ($1.7 million realized and $2.6 million unrealized) on a natural gas derivative position as a result of our hedging position exceeding our expected production in an upcoming period. In addition, we recorded an expense of $7.6 million ($3.0 million realized and $4.6 million unrealized) related to losses associated with our written call option contracts. In both of these situations in 2000, we were required to account for the positions using the mark-to-market method.

     Interest expense decreased from $11.9 million in 2000 to $10.0 million in 2001 primarily due to lower debt levels following the use of proceeds from our IPO and as a result of lower interest rates. We capitalized none and $0.7 million of interest for the years ended December 31, 2001 and 2000, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Oil and Gas Revenue. Our revenue from natural gas and oil production for 2000 increased 117% over 1999 from $35.0 million to $75.9 million. This increase resulted from an increase in realized natural gas prices of 51% and realized oil prices of 63%, as well as a 41% increase in production. The increase in production volumes from 17.3 Bcfe to 24.5 Bcfe was attributable to ten properties that were on production during 2000 that were not on production during 1999. Hedging transactions reduced oil and natural gas revenues by $28.2 million, or $1.16 per Mcfe, in 2000 and $3.8 million, or $0.22 per Mcfe, in 1999.

    Marketing Revenue. Revenues from natural gas marketing activities increased to $8.0 million in 2000 as compared to $7.7 million in 1999. The reason for the increase was a decrease in volumes partially offset by an increase in the sales price per MMBtu. The daily natural gas contract decreased from 9,000 MMBtu per day in 1999 to 5,000 MMBtu per day in 2000. The average sales price increased from $2.34 per MMBtu in 1999 to $4.38 per MMBtu in 2000.

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

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 80% from $22.5 million in 1999 to $40.6 million in 2000. The average DD&A rate was $1.66 per Mcfe during 2000 compared to $1.30 per Mcfe during 1999.

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

     For 2000, interest expense was $11.9 million compared to $9.4 million for 1999. Our borrowings increased from period to period but were offset by a decrease in interest rates under our new development program credit agreement. We capitalized $0.7 million and $0.6 million of interest for the years ended December 31, 2000 and 1999, respectively.

     Extraordinary Gain. In June 1999, we agreed with the lender under a prior development program credit agreement to prepay the amount outstanding at a discount. As a result, we recorded an extraordinary gain of $29.2 million.

LIQUIDITY AND CAPITAL RESOURCES

   General

     We have financed our acquisition and development activities through a combination of project-based development arrangements, bank borrowings and proceeds from our February 2001 IPO, as well as cash from operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our planned capital requirements during 2002. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and gas reserves. No assurance can be given that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of operations and capital expenditures. A reduction in the borrowing base or an increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As operator of all of our projects in development, we have the ability to significantly control the timing of many of our capital expenditures. In periods of reduced availability of funds from either cash flows or credit sources we would anticipate delaying planned capital expenditures, which could negatively impact our future revenues and cash flows.

  Cash Flows

                                                   Years Ended December 31,
                                         --------------------------------------------
                                             2001            2000            1999
                                         -------------    ------------    -----------
                                                          (in thousands)
Cash provided by (used in):
   Operating activities................  $     41,356     $    57,157     $    10,707
   Investing activities................      (110,810)        (76,835)        (55,120)
   Financing activities................        56,612          20,035          58,781

    Operating activities. Net cash provided by operating activities in 2001 was $41.4 million compared to $57.2 million in 2000. The decrease in 2001 was primarily due to an increase in working capital needs in addition to unfavorable settlements related to price risk derivative contracts. The decrease was partially offset by higher operating income, excluding non-cash items, as a result of higher natural gas prices and increased production volumes.

     Investing activities. Cash used in investing activities increased in 2001 to $110.8 million. The 2001 amount includes expenditures on oil and gas properties of $110.3 million, of which $25.9 million was used for the acquisition of 17 properties in the Gulf of Mexico and Southern Gas Basin area of the North Sea, $5.6 million was used to purchase the overriding royalty interests associated with our non-recourse debt and $78.8 million was used for development. Comparable expenditures for acquisition and development in 2000 were $7.5 million and $69.0 million, respectively.

    Financing activities. Cash provided from financing activities includes the proceeds from our IPO in February 2001 of $78.3 million net of the underwriters' discount. We also incurred costs of approximately $0.9 million in connection with the offering, which in addition to costs incurred in the fourth quarter of 2000, totaled approximately $1.5 million. Financing activities included repayments of $116.5 million of our credit facilities in place at December 31, 2000 and net proceeds of $100.0 million from our new credit facility and note payable (see "Credit Agreements"). Financing activities in 2000 included net proceeds of $7.6 million and $13.5 million from our credit facilities and non-recourse borrowings, respectively.

    Amounts borrowed under our credit agreements were as follows for the dates indicated (in thousands):

                                                                             December 31,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    -------------   --------------

Credit facility...................................................  $      70,000   $       27,750
Note payable, net of unamortized discount of $1,139...............         30,111             -
Non-recourse borrowings...........................................           -              88,779
                                                                    -------------   --------------

  Total debt......................................................  $     100,111   $      116,529
                                                                    =============   ==============

  Credit Facilities

     In March 2001, we repaid our then existing bank credit facility and in April 2001 we repaid the full amount borrowed under a non-recourse development program credit agreement which we had used as a source of financing for the acquisition of oil and gas properties. Concurrent with the repayment of our non-recourse agreement, we negotiated with the lender to terminate the overriding royalty interest retained by it on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

     Upon repayment of our former credit and non-recourse facilities, we entered into a new $100.0 million senior-secured revolving credit facility in April 2001. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. As amended, the amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At December 31, 2001, the borrowing base was $70.0 million and the monthly borrowing base reduction was set at $2.0 million a month beginning February 27, 2002 and remains in effect until there is a change, if any, at the next redetermination date. The redetermination dates are on or around the first business day of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. The next scheduled redetermination date is on or around the first business day of April 2002. Our lender has indicated this process will not be completed until mid to late April of 2002. The $2.0 million monthly reduction included in current maturities of long-term debt assumes there is no change in the monthly reduction amount or the borrowing base in 2002. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A reduction in the borrowing base or an increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations during 2002. As of December 31, 2001, all of our borrowing base under the agreement was outstanding.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The amended credit facility matures in November 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios.

  Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We have assumed there is no change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement.
A reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As of December 31, 2001, all of our borrowing base under the agreement was outstanding.

  As of December 31, 2001, we were in compliance with all of the financial covenants of our credit facility and note payable agreements other than our working capital covenant (as defined by the agreements) for which we have obtained amendments from our lenders. Both of the amendments require that our working capital at December 31, 2001 and March 31, 2002 shall not exceed deficits of $10.0 million and $5.0 million, respectively.

   Working Capital

     During the second half of 2001 we operated with a working capital deficit. In compliance with the definition of working capital in our credit facilities which excludes current maturities of long-term debt and the current portion of future commodity contracts and other derivatives, we ended the year with a deficit of approximately $9.0 million, an improvement over our deficits of $37.1 million at June 30, 2001 and $35.1 million at September 30, 2001. The improvement in our working capital was the result of the November 2001 increase in the borrowing base of our existing credit facility, the reduction of our current liabilities through cash flows from operations and the reduction of expenditures related to the curtailment of current development activity. We executed this improvement in working capital despite the devastating national and financial events in the U.S. that occurred during the third and fourth quarters of 2001. In efforts to preserve cash flow during this period of negative working capital, we reached agreement with several of our suppliers for extended payments. In response to lower gas prices received in the fourth quarter of 2001 and the early part of 2002 and our desire to completely eliminate our working capital deficit, we have reduced certain previously planned development activities for 2002. Four projects that can be developed in 2002 have been postponed until 2003.

     In addition to these measures, we are currently in discussions with potential investors to provide additional capital. These discussions involve increases to our current credit facilities, new credit facilities, sale of interests in selected properties and the potential sale and lease back of certain of our platforms and pipelines. We have also explored the possibility of the issuance of new debt or equity in both the public and private markets. Completion of any of these potential financings will expand our capabilities to further reduce our outstanding indebtedness, increase our working capital and expand our 2002 development and acquisition program. There can be no assurance however, that we will be successful in negotiating any of these transactions or that the form of the transaction will be acceptable to both the potential investor and our management or our board of directors. If we are not successful in closing these transactions, our ability to reduce our debt below projected levels or to develop and produce our oil and gas properties as desired may be negatively impacted. Other items that could have a negative impact on our working capital include a significant decrease in oil or gas prices from expected levels, a redetermination by our lenders of our borrowing base or our monthly reduction amount in excess of the amounts forecasted in our cash flow projection, the increase in costs and expenses above projected levels or any significant payments related to the contingencies described below. Our planned development, acquisition and debt reduction programs are projected to be funded by available cash flow from our 2002 operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future capital requirements. Realization of any of the aforementioned negative items could limit our ability to fund future operations during 2002.

   Commitments

    We have various commitments primarily related to leases for office space, other property and equipment and other agreements. We expect to fund these commitments with cash generated from operations.

    The following table summarizes our contractual obligations at December 31, 2001 (in thousands):

                                                                  Payments Due By Period
                                             -----------------------------------------------------------------
                                                           Less Than                                 After
       Contractual Obligation(1)                Total       1 Year       1-2 Years    3-4 Years     4 Years
------------------------------------------   -----------  -----------  ------------  -----------  ------------

Total debt.................................  $   101,250  $    22,000  $    48,000   $    31,250  $     -
Interest expense on credit facility(2).....        4,787        3,145        1,642             -        -
Interest expense on note payable(3)........       17,272        4,940        9,883         2,449        -
Non-cancelable operating leases............        2,545          375          688           368        1,114
Contractor commitment(4)...................        3,450         -           3,450          -           -
                                             ------------ -----------  -----------   -----------  -----------
    Total contractual obligations..........  $   129,304  $    30,460  $    63,663   $    34,067  $     1,114
                                             ===========  ===========  ===========   ===========  ===========

_______________
(1)  Does not include any amounts related to contingencies discussed below.
(2) Incudes interest based on rates and monthly reduction amounts in effect at December 31, 2001.
(3)  Includes 11.5% interest and repayment premium.
(4)  Does not include 7.5% interest due monthly.

   Contingencies

    On August 28, 2001 ATP entered into a written agreement to acquire a property in the Gulf of Mexico during September 2001. On October 9, 2001 the agreement was amended to ultimately extend the closing date until October 31, 2001 in exchange for payments made by ATP totaling $3.0 million. This amendment also contained an arrangement whereby if ATP did not close on the property, and if sellers sold the property to a third party with a sale that met specific contract requirements, ATP would be required to execute a six month note for payment of the differential. Since ATP did not obtain the financing for the acquisition by October 31, 2001,the transaction did not close by that date; however, the parties' intensive work toward closing continued beyond that date without interruption.

    While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. Since the legal proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the risks described below in evaluating the other statements made herein. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition, results of operations or the trading price of our common stock could be adversely affected by any of these risks.

    We have substantial debt, trade payables and related interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

    Our substantial debt, trade payables and related interest payment requirements may have important consequences. For instance, it could:

    . make it more difficult or render us unable to satisfy our financial obligations;
    . require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;
    . increase our vulnerability to general adverse economic and industry conditions;
    . limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
    . place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and
    . limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

    Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations. The successful execution of our business strategy and the maintenance of our economic viability are also contingent upon our ability to meet our financial obligations.

    Our debt instruments impose restrictions on us that may affect our ability to successfully operate our business.

    Our bank credit facility and our 11.5% fixed rate note contain customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. We also are required to meet specified financial ratios under the terms of our bank credit facilities. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted.

    Our bank credit facility matures in November 2003 and our 11.5% note matures in June 2005, at which time we will be required to repay or refinance those borrowings. We cannot provide assurance that we will be able to obtain replacement financing at that time or that any available replacement financing will be on terms acceptable to us. If we are unable to obtain acceptable replacement financing, we will not be able to satisfy our obligations under our bank credit facility or note due in 2005 and may be required to take other actions to avoid defaulting on those facilities, including selling assets or surrendering assets to our lenders, which would not otherwise be in our long-term economic interest.

    Our properties are subject to rapid production declines and we require significant capital expenditures to replace our reserves at a faster rate than companies whose reserves have longer production periods. We may not be able to identify or complete the acquisition of properties with sufficient proved reserves to implement our business strategy.

    Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than production from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production. As our reserves decline from production, we must incur significant capital expenditures to replace declining production. As a result, in order to increase our reserves, we must replace our reserves with newly-acquired properties more quickly than companies whose reserves decline at a slower rate. Also, our return on capital for a particular property depends significantly on prices prevailing during the relatively short production period of that property. As of December 31, 2001 and 2000, our reserve life index was 9.1 years and 5.1 years, respectively.

    We may not be able to identify or complete the acquisition of properties with sufficient proved undeveloped reserves to implement our business strategy. As we deplete our existing reserves we must identify, acquire and develop properties through new acquisitions or our level of production and cash flows will be adversely affected. The availability of properties for acquisition depends largely on the divesting practices of other natural gas and oil companies, commodity prices, general economic conditions and other factors that we cannot control or influence. A substantial decrease in the availability of proved oil and gas properties in our areas of operation, or a substantial increase in the cost to acquire these properties, would adversely affect our ability to replace our reserves.

    Our actual drilling results are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated in our reserve reports and drilling costs that are greater than estimated in our reserve reports. Such differences may be material.

    Estimates of our natural gas and oil reserves and the costs associated with developing these reserves may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated. Drilling activity may result in downward adjustments in reserves or higher than estimated costs.

    Our estimates of our proved natural gas and oil reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary.

    Any significant variance could materially affect the estimated quantities and PV-10 of reserves set forth in this annual report. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we will likely adjust estimates of proved reserves to reflect production history, results of development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves may vary materially from our estimates.

    If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our planned development activity or acquisitions or service our debt.

    We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding acquisition, development and abandonment of oil and gas reserves and to meet our debt service obligations. Our capital expenditures were $56.1 million during 1999, $76.5 million during 2000 and $110.3 million during 2001.

    For 2002, we plan to finance anticipated expenses, debt service and acquisition and development requirements with funds generated from the following sources:

    .    cash provided by operating activities;
    .    funds available under new credit facilities;
    .    the potential increased availability from our existing credit facilities;
    .    extended financing arrangements with suppliers and service providers;
    .    net cash proceeds from the sale of assets, debt or equity; and
    .    the potential issuance of new debt or equity.

    Our projected cash flows provide the necessary funds for our debt service and our planned Gulf of Mexico developments and we intend to finance our planned North Sea development with projected cash flows and new financing. Low commodity prices, production problems, disappointing drilling results and other factors beyond our control could reduce our funds from operations and may restrict our ability to obtain additional financing. In addition, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is not available, we may curtail our acquisition, drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. In addition, we may not be able to pay interest and principal on our debt obligations.

    Natural gas and oil prices are volatile, and low prices have had in the past and could have in the future a material adverse impact on our business.

    Our revenues, profitability and future growth and the carrying value of our properties depend substantially on the prices we realize for our natural gas and oil production. Because approximately 83% of our estimated proved reserves as of December 31, 2001 were natural gas reserves, our financial results are more sensitive to movements in natural gas prices. Our realized prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

    Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices increased significantly in late 2000 and steadily declined in 2001. Among the factors that can cause this volatility are:

    . worldwide or regional demand for energy, which is affected by economic conditions;
    .    the domestic and foreign supply of natural gas and oil;
    .    weather conditions;
    .    domestic and foreign governmental regulations;
    .    political conditions in natural gas or oil producing regions;
    . the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
    .    the price and availability of alternative fuels.

    It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

    Our hedging decisions may reduce our potential gains from increases in commodity prices and may result in losses.

    We periodically utilize derivative instruments respect to a portion of our expected production. These instruments expose us to risk of financial loss if:

    .    production is less than expected;
    . the other party to the derivative instrument defaults on its contract obligations; or
    . there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received.

    Our results of operations may be negatively impacted by our hedges in the future and these instruments may limit any benefit we would receive from increases in the prices for natural gas and oil. For the years ended December 31, 2001 and 2000, we realized a loss on derivative instruments of $26.5 million and $32.7 million, respectively. See Item 7a. "Quantitative and Qualitative Disclosure about Market Risk" for volume and price information on our hedging activities.

    We may incur substantial impairment writedowns.

    If management's estimates of the recoverable reserves on a property are revised downward or if natural gas and oil prices decline, we may be required to record additional non-cash impairment writedowns in the future, which would result in a negative impact to our financial position. In addition, future writedowns to our properties could result in corresponding reductions of our borrowing base under our credit facility and promissory note. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying published future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. We recorded impairments of $24.9 million, $10.8 million and $7.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Management's assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, reducing our net income and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property's fair value. Additionally, as management's views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

    The natural gas and oil business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

    Our development activities may be unsuccessful for many reasons, including cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

    The natural gas and oil business involves a variety of operating risks, including:

    .    fires;
    .    explosions;
    .    blow-outs and surface cratering;
    .    uncontrollable flows of natural gas, oil and formation water;
    .    pipe, cement, subsea well or pipeline failures;
    .    casing collapses;
    .    embedded oil field drilling and service tools;
    .    abnormally pressured formations; and
    . environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

    If we experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

    .    injury or loss of life;
    . severe damage to and destruction of property, natural resources and equipment;
    .    pollution and other environmental damage;
    .    clean-up responsibilities;
    .    regulatory investigation and penalties;
    .    suspension of our operations; and
    .    repairs to resume operations.

    Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for development or leasehold acquisitions, or result in loss of equipment and properties.

    Our insurance coverage may not be sufficient to cover some liabilities or losses which we may incur.

    The occurrence of a significant accident or other event not fully covered by our insurance could have a material adverse effect on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill our wells, we may not realize the full benefit of workmen's compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

    We may be unable to identify liabilities associated with the properties that we acquire or obtain protection from sellers against them.

    The acquisition of properties with proved undeveloped reserves requires us to assess a number of factors, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

    The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute on a timely basis our development plans within our budget.

    Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could have a material adverse effect on our business, financial condition and results of operations. During 2000, drilling activity in the Gulf of Mexico increased, and we experienced increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. These costs may increase further and necessary equipment and services may not be available to us at economical prices.

    Competition in our industry is intense, and we are smaller and have a more limited operating history than some of our competitors in the Gulf of Mexico and in the Southern Gas Basin of the North Sea.

    We compete with major and independent natural gas and oil companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources than us. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in the Gulf of Mexico and in the Southern Gas Basin of the North Sea for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

    Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

    Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2001, we had 16 engineers, geologist/geophysicists and other technical personnel in our Houston office and five engineers, geologist/geophysicists and other technical personnel in our London location. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

    Rapid growth may place significant demands on our resources.

    We have experienced rapid growth in our operations and expect that significant expansion of our operations will continue. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant demand on our managerial, operational and financial resources due to:

    . the need to manage relationships with various strategic partners and other third parties;
    . difficulties in hiring and retaining skilled personnel necessary to support our business;
    .    the need to train and manage a growing employee base; and
    . pressures for the continued development of our financial and information management systems.

    If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be adversely impacted.

    We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

    Development, production and sale of natural gas and oil in the U.S., especially in the Gulf of Mexico, and in the U.K., are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

    .    discharge permits for drilling operations;
    .    bonds for ownership, development and production of oil and gas properties;
    .    reports concerning operations; and
    .    taxation.

    Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

    Members of our management team own a significant amount of common stock, giving them influence or control in corporate transactions and other matters, and the interests of these individuals could differ from those of other shareholders.

    Members of our management team beneficially own approximately 70% of our outstanding shares of common stock. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of ATP may delay or prevent a change of control of ATP and may adversely affect the voting and other rights of other shareholders.

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

   Commodity Price Risk

     Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell most of our natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, we periodically enter into hedging arrangements that usually consist of swaps or price collars that are settled in cash. However, these contracts also limit the benefits we would realize if commodity prices increase. Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management's estimated value of the estimated proved reserves at the then current natural gas and oil prices. We will enter into short term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements. During 2001, we hedged approximately 82% of our natural gas production.

     Effective January 1, 2001, we adopted SFAS No. 133 and SFAS No. 138, an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We use derivatives to hedge the price of crude oil and natural gas. Effective January 1, 2001, we did not attempt to qualify for the hedge provisions under SFAS 133 and thus have not designated our derivatives as hedging instruments. Accordingly, we account for the changes in market value of these derivatives through current earnings. This method will result in increased earnings volatility associated with commodity price fluctuations. Gains and losses on all derivative instruments related to accumulated other comprehensive income (loss) are included in other income (expense) on the consolidated financial statements.

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the year ended December 31, 2001, losses of $52.7 million ($34.3 million after tax) were reclassified from accumulated other comprehensive loss to earnings. Prior to the adoption of this standard, we included gains and losses on hedging instruments as a component of revenue. As of December 31, 2001, the fair market value of our derivatives consisted of a $1.9 million current asset and a $0.7 million long-term liability.

     As of December 31, 2001, all of our natural gas swap agreements were with one counterparty whose investment grade ratings were Baa2 from Moody's and BBB from Standard & Poor's. Those agreements outstanding were as follows:

                                                                                            Average
  Period                                                                     MMBtu/Day      $/MMBtu
  ------                                                                  ------------     ----------
  January 2002 - October 2003...........................................        20,000           3.02

Thus far, in 2002, we have entered into the following swap agreements:


  Period                                                                    Volume/Day       $/Unit
  ------                                                                    ----------     ----------
  Natural gas (MMBtu):
    February 2002 - October 2002 .......................................         6,000           2.41
    April 2002 - July 2002 .............................................         6,000           2.81
    April 2002 - October 2002 ..........................................         2,000           3.31

  Oil (Bbl):
    April 2002 - December 2002 .........................................           500          23.50
    April 2002 - December 2002 .........................................           500          25.25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Except for the information relating to Executive Officers of the Registrant, which is included in Part 1, Item 4 of this Report, the information required by
Item 10 of Form 10-K is incorporated herein by reference to "Election of Directors" and "Section 16 Compliance" included in the definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on June 14, 2002 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership by Principal Shareholders and Management" of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Election of Directors - Certain Transactions" of the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2)   Financial Statements and Financial Statement Schedules

       See "Index to Consolidated Financial Statements" on page F-1.

    (a) (3) Exhibit

     3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of ATP's registration statement No.
              333- 46034 on Form S-1)
     3.2 Restated Bylaws (incorporated by reference to Exhibit 3.2 of ATP's registration statement No. 333-46034 on Form S-1)
     4.1      Form of Common Stock Certificate  (incorporated by reference to
              Exhibit  4.1 of ATP's registration statement No. 333-46034 on
              Form S-1)
    10.1 Amended and Restated Credit Agreement, dated as of September 21, 1999, among ATP Oil & Gas Corporation, Chase Bank of Texas, National Association as Agent, and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 of ATP's registration statement No. 333-46034 on Form S-1)
    10.2 First Amendment to Amended and Restated Credit Agreement, dated as of September 21, 1999, among ATP Oil & Gas Corporation, Chase Bank of Texas, National Association, as Agent, and the Lenders Signatory thereto, effective as of June 30, 2000 (incorporated by reference to Exhibit 10.2 of ATP's registration statement No. 333-46034 on Form S-1)
    10.3 Credit Agreement between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation, dated April 9, 1999, effective as of March 31, 1999 (incorporated by reference to Exhibit 10.3 of ATP's registration statement No. 333-46034 on Form S-1)
    10.4 First Amendment to Credit Agreement, dated April 9, 1999, by and between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.4 of ATP's registration statement No. 333-46034 on Form S-1)
    10.5 Second Amendment to Credit Agreement, dated April 9, 1999, by and between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.5 of ATP's registration statement No. 333-46034 on Form S-1)
    10.6 Gas Service Agreement, dated December 31, 1998, between American Citigas Company and ATP Energy, Inc. (incorporated by reference to Exhibit 10.6 of ATP's registration statement No. 333-46034 on Form S-1)
    10.7 Marketing & Natural Gas Purchase Agreement, dated December 1, 1998, between ATP Energy, Inc. and El Paso Energy Marketing Company (incorporated by reference to Exhibit 10.7 of ATP's registration statement No. 333-46034 on Form S-1)
    10.8 Purchase and Sale Agreement, effective as of May 1, 1999, between Eugene Offshore Holdings, LLC and ATP Oil & Gas Corporation (incorporated by reference to Exhibit 10.8 of ATP's registration statement No. 333-46034 on Form S-1)
    10.9 ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 of ATP's registration statement
              No. 333-46034 on Form S-1)
    10.10 First Amendment to the ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.10 of
              ATP's registration statement No. 333-46034 on Form S-1)
    10.11 ATP Oil & Gas Corporation 2000 Stock Plan (incorporated by reference to Exhibit 10.11 of ATP's Annual Report on Form 10-K for the year ended December 31, 2000)
    10.12 Credit Agreement, dated as of April 27, 2001, among ATP Oil & Gas Corporation and BNP Paribas, as Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)

    10.13     First Amendment to Credit Agreement dated June 29, 2001, among
              ATP Oil & Gas Corporation and BNP Paribas, as Agent, and the
              Lenders Signatory thereto (incorporated by reference to Exhibit
              10.1 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)
    10.14     Second Amendment to Credit Agreement dated June 29, 2001, among
              ATP Oil & Gas Corporation and BNP Paribas, as Agent, and the
              Lenders Signatory thereto (incorporated by reference to Exhibit
              10.2 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)
    10.15     Note Purchase Agreement dated June 29, 2001 between ATP Oil & Gas
              Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.3 of ATP's Quarterly Report on Form 10-Q
              for the quarterly period ended June 30, 2001)
    10.16     Intercreditor and Subordination Agreement dated June 29, 2001, among ATP Oil & Gas Corporation, Aquila Energy Capital
              Corporation, BNP Paribas, as Agent, and the Lenders Signatory
              thereto (incorporated by reference to Exhibit 10.4 of ATP's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 2001)
    10.17     Third Amendment to Credit Agreement dated June 30, 2001, among ATP
              Oil & Gas Corporation and BNP Paribas, as Agent, and the Lenders
              Signatory thereto (incorporated by reference to Exhibit 10.5 of
              ATP's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 2001)
    10.18     Fourth Amendment to Credit Agreement dated October 1, 2001, among
              ATP Oil & Gas Corporation and BNP Paribas, as Agent and the
              Lenders Signatory thereto (incorporated by reference to Exhibit
              10.1 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)
    10.19     Fifth Amendment to Credit Agreement dated November 1, 2001, among
              ATP Oil & Gas Corporation and Union Bank of California, N.A., as
              Agent, and the Lenders Signatory thereto (incorporated by
              reference to Exhibit 10.2 of ATP's Quarterly Report on Form 10-Q
              for the quarterly period ended September 30, 2001)
   *10.20     Sixth Amendment to Credit Agreement dated January 31, 2002, among
              ATP Oil & Gas Corporation and Union Bank of California, N.A., as
              Agent, and the Lenders Signatory thereto
   *10.21     Seventh Amendment to Credit Agreement dated February 28, 2002, among ATP Oil & Gas Corporation and Union Bank of California,
              N.A., as Agent, and the Lenders Signatory thereto
   *10.22     Eighth Amendment to Credit Agreement dated March 27, 2002, among
              ATP Oil & Gas Corporation and Union Bank of California, as Agent,
              and the Lenders Signatory thereto
   *10.23     First Amendment to Note Purchase Agreement dated March 27, 2002 between ATP Oil & Gas Corporation and Aquila Energy Capital
              Corporation
    21.1      Subsidiaries of ATP Oil &  Gas Corporation  (incorporated by reference to Exhibit 21.1 of ATP's registration statement No.
              333-46034 on Form S-1)
   *23.1      Consent of KPMG LLP
   *23.2      Consent of Ryder Scott Company
   *23.3      Consent of Troy-Ikoda Limited

     _____________
   * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATP Oil & Gas Corporation

                                        By:        /s/ Albert L. Reese, Jr.
                                            ------------------------------------
                                                     Albert L. Reese, Jr.
                                                    Senior Vice President
                                                  and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on April 1, 2002.

            Signature                                         Title
            ---------                                         -----

   /s/   T. PAUL BULMAHN                      Chairman, President and Director
-------------------------------                  (Principal Executive Officer)
         T. Paul Bulmahn

   /s/  ALBERT L. REESE, JR.                  Senior Vice President and Chief
-------------------------------                  Financial Officer
       Albert L. Reese, Jr.                      (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)

   /s/  CAROL E. OVERBEY                      Director
-------------------------------
        Carol E. Overbey

   /s/    GERARD SWONKE                       Director
-------------------------------
          Gerard Swonke

   /s/   ARTHUR H. DILLY                      Director
-------------------------------
         Arthur H. Dilly

   /s/  ROBERT C. THOMAS                      Director
-------------------------------
        Robert C. Thomas

   /s/  WALTER WENDLANDT                      Director
-------------------------------
        Walter Wendlandt

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Independent Auditors' Report.............................................................     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.............................     F-3

Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999....................................................     F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999....................................................     F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 2001, 2000 and 1999....................................................     F-6

Notes to Consolidated Financial Statements...............................................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ATP Oil & Gas Corporation:

     We have audited the accompanying consolidated balance sheets of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

                                                KPMG LLP

Houston, Texas
March 29, 2002

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                                              December 31,
                                                                                           2001           2000
                                                                                      -------------  --------------
                                 Assets
Current assets:
    Cash and cash equivalents.......................................................  $       5,294  $       18,136
    Accounts receivable (net of allowance of $1,423 and $443, respectively).........         10,371          32,542
    Commodity contracts and other derivatives.......................................          1,936             -
    Other current assets............................................................          1,754           2,597
                                                                                      -------------  --------------
       Total current assets.........................................................         19,355          53,275
                                                                                      -------------  --------------

Oil and gas properties:
    Oil and gas properties (using the successful efforts method of accounting)......        319,506         209,548
    Less: Accumulated depreciation, depletion, impairment and amortization..........       (186,473)       (110,823)
                                                                                      -------------  --------------
       Oil and gas properties, net..................................................        133,033          98,725
                                                                                      -------------  --------------

Furniture and fixtures (net of accumulated depreciation)............................            794             487
Deferred tax asset..................................................................         19,228           7,652
Other assets, net...................................................................          5,154           1,854
                                                                                      -------------  --------------
       Total assets.................................................................  $     177,564  $      161,993
                                                                                      =============  ==============

             Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
    Accounts payable and accruals...................................................  $      26,426  $       49,799
    Current maturities of long-term debt............................................         22,000             -
    Commodity contracts and other derivatives.......................................            -             7,248
    Other deferred obligations......................................................            -                63
                                                                                      -------------  --------------
       Total current liabilities....................................................         48,426          57,110
Long-term debt......................................................................         78,111          27,750
Non-recourse borrowings.............................................................            -            88,779
Commodity contracts and other derivatives...........................................            671             -
Deferred revenue....................................................................          1,296           1,481
Other long-term liabilities and deferred obligations................................          4,068              52
                                                                                      -------------  --------------
       Total liabilities............................................................        132,572         175,172
                                                                                      -------------  --------------

Commitments and Contingencies

Shareholders' equity (deficit):
    Preferred stock: $0.001 par value, 10,000,000 shares authorized;
       none issued..................................................................            -               -
    Common stock: $0.001 par value, 100,000,000 shares authorized
       in December 31, 2001 and 2000................................................             20              14
    Additional paid in capital......................................................         80,478              38
    Accumulated deficit.............................................................        (34,614)        (13,231)
    Accumulated other comprehensive income..........................................             19             -
    Treasury stock, at cost.........................................................           (911)            -
                                                                                      -------------  --------------
       Total shareholders' equity (deficit).........................................         44,992         (13,179)
                                                                                      -------------  --------------
       Total liabilities and shareholders' equity (deficit).........................  $     177,564  $      161,993
                                                                                      =============  ==============

         See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                                Years Ended December 31,
                                                                     -------------------------------------------
                                                                         2001           2000            1999
                                                                     -------------  -------------  -------------
Revenues:
   Oil and gas production.........................................   $     105,757  $      75,940  $      34,981
   Gas sold - marketing...........................................           7,417          8,015          7,703
   Gain on sale of oil and gas properties.........................             -               33            287
                                                                     -------------  -------------  -------------
                                                                           113,174         83,988         42,971
                                                                     -------------  -------------  -------------

Costs and operating expenses:
   Lease operating expenses.......................................          14,806         11,559          5,587
   Gas purchased - marketing......................................           7,218          7,788          7,402
   Geological and geophysical expenses............................           1,068            -              -
   General and administrative expenses............................           9,981          5,409          3,541
   Non-cash compensation expense (general and administrative).....           3,364            -              -
   Depreciation, depletion and amortization.......................          53,428         40,569         22,521
   Impairment of oil and gas properties...........................          24,891         10,838          7,509
   Loss on unsuccessful property acquisition......................           3,147            -              -
   Other expense..................................................             -              450            -
                                                                     -------------  -------------- -------------
                                                                           117,903         76,613         46,560
                                                                     -------------  -------------  -------------

Income (loss) from operations.....................................          (4,729)         7,375         (3,589)
                                                                     -------------- -------------  -------------

Other income (expense):
   Interest income................................................             884            451            202
   Interest expense...............................................         (10,039)       (11,907)        (9,399)
   Loss on derivative instruments.................................         (18,083)       (11,911)           -
                                                                     -------------  -------------  ------------
                                                                           (27,238)       (23,367)        (9,197)
                                                                     -------------  -------------  -------------
Loss before income taxes and extraordinary gain (loss)............         (31,967)       (15,992)       (12,786)
Income tax benefit................................................          11,186          5,594          1,829
                                                                     -------------  -------------  -------------
Loss before extraordinary gain (loss).............................         (20,781)       (10,398)       (10,957)
Extraordinary gain (loss), net of tax.............................            (602)           -           29,185
                                                                     -------------  -------------  -------------
Net income (loss).................................................   $     (21,383) $     (10,398) $      18,228
                                                                     =============  =============  =============

Basic and diluted earnings (loss) per common share:
   Loss before extraordinary gain (loss)..........................   $      (1.06)  $       (0.73) $       (0.77)
   Extraordinary gain (loss), net of tax..........................          (0.03)            -             2.05
                                                                     ------------   -------------  -------------
   Net income (loss) per common share.............................   $      (1.09)  $       (0.73) $        1.28
                                                                     ============   =============  =============

Weighted average number of common shares:
   Basic and diluted..............................................          19,704         14,286         14,286
                                                                     =============  =============  =============

         See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Years Ended December 31,
                                                                       --------------------------------------------
                                                                           2001            2000           1999
                                                                       -------------  -------------  --------------
Cash flows from operating activities:
    Net income (loss)................................................  $     (21,383) $     (10,398) $       18,228
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities -
         Depreciation, depletion and amortization....................         53,428         40,569          22,521
         Impairment of oil and gas properties........................         24,891         10,838           7,509
         Amortization of deferred financing costs....................            797            376             256
         Extraordinary item..........................................            926             -          (29,185)
         Deferred tax assets.........................................        (11,576)        (5,594)         (2,058)
         Non-cash compensation expense...............................          3,364             -               -
         Gain on sale of oil and gas properties......................             -             (33)           (287)
         Other expense...............................................             -             450              -
         Other non-cash items........................................            196            431             566
    Changes in assets and liabilities -
       Accounts receivable and other.................................         23,014        (22,772)         (7,197)
       Restricted cash...............................................             -             471           3,529
       Cash held in escrow...........................................             -              -              439
       Net (assets) liabilities from risk management activities......         (8,513)         7,249              -
       Accounts payable and accruals.................................        (23,436)        37,309          (2,403)
       Other long-term assets........................................         (4,183)        (1,462)           (803)
       Other long-term liabilities and deferred credits..............          3,831           (277)           (408)
                                                                       -------------  -------------- ---------------
Net cash provided by operating activities............................         41,356         57,157          10,707
                                                                       -------------  -------------  --------------

Cash flows from investing activities:
    Additions and acquisitions of oil and gas properties.............       (110,264)       (76,474)        (56,051)
    Proceeds from sale of oil and gas properties.....................             -              -            1,137
    Additions to furniture and fixtures..............................           (546)          (361)           (206)
                                                                       -------------  -------------  --------------
Net cash used in investing activities................................       (110,810)       (76,835)        (55,120)
                                                                       -------------  -------------  --------------

Cash flows from financing activities:
    Proceeds of initial public offering..............................         78,330             -               -
    Payment of offering costs........................................           (893)          (621)             -
    Proceeds from long-term debt.....................................        119,000         15,800          19,800
    Payments of long-term debt.......................................        (46,750)        (8,250)        (14,100)
    Proceeds from non-recourse borrowings............................          3,359         42,745          93,728
    Payments of non-recourse borrowings..............................        (92,138)       (29,239)        (39,420)
    Deferred financing costs.........................................         (3,586)          (400)         (1,227)
    Treasury stock purchases.........................................           (911)            -               -
    Other............................................................            201             -               -
                                                                       -------------  -------------  --------------
Net cash provided by financing activities............................         56,612         20,035          58,781
                                                                       -------------  -------------  --------------
Increase (decrease) in cash and cash equivalents.....................        (12,842)           357          14,368
Cash and cash equivalents, beginning of period.......................         18,136         17,779           3,411
                                                                       -------------  -------------  --------------
Cash and cash equivalents, end of period.............................  $       5,294  $      18,136  $       17,779
                                                                       =============  =============  ==============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest.........................  $       4,177  $       2,531  $          600
                                                                       =============  =============  ==============
    Cash paid during the period for taxes............................  $          -   $         497  $           -
                                                                       =============  =============  ==============

         See accompanying notes to the consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                                2001                      2000                       1999
                                      ------------------------  ------------------------  -------------------------
                                        Shares       Amount        Shares       Amount       Shares       Amount
                                      -----------  -----------  -----------  -----------  -----------   -----------
Common Stock
   Balance, beginning of year.......       14,286  $        14       14,286   $       14       14,286   $        14
   Issuances of common stock
     Public offering................        6,000            6          -            -            -             -
     Exercise of stock options......          103          -            -            -            -             -
   Purchase of treasury stock.......          (76)         -            -            -            -             -
                                      -----------  -----------  -----------   ----------   ----------   -----------
   Balance, end of year.............       20,313  $        20       14,286   $       14       14,286   $        14
                                      ===========  -----------  ===========   ----------   ==========   -----------

Paid-in Capital
   Balance, beginning of year.......               $        38                $       38                $        38
   Issuances of common stock
     Public offering................                    76,809                       -                          -
     Exercise of stock options......                       267                       -                          -
   Non-cash compensation expense....                     3,364                       -                          -
                                                   -----------                ----------                -----------
   Balance, end of year.............               $    80,478                $       38                $        38
                                                   -----------                ----------                -----------

Accumulated Deficit
   Balance, beginning of year.......               $   (13,231)               $   (2,833)               $   (21,061)
   Net income (loss)................                   (21,383)                  (10,398)                    18,228
                                                   -----------                ----------                -----------
   Balance, end of year.............               $   (34,614)               $  (13,231)               $    (2,833)
                                                   -----------                ----------                -----------

Accumulated Other
   Comprehensive Income
     Balance, beginning of year.....               $       -                  $      -                  $       -
     Other comprehensive income.....                        19                       -                          -
                                                   -----------                ----------                -----------
     Balance, end of year...........               $        19                $      -                  $       -
                                                   -----------                ----------                -----------

Treasury Stock
   Balance, beginning of year.......           -   $      -             -     $      -            -     $      -
   Purchase of treasury stock.......           76         (911)         -            -            -            -
                                      -----------  -----------  -----------   ----------   ----------   -----------
   Balance, end of year.............           76  $      (911)         -     $      -            -     $      -
                                      ===========  -----------  ===========   ----------   ==========   -----------
Total Shareholders'
   Equity (Deficit).................               $    44,992                $  (13,179)               $    (2,781)
                                                   ===========                ==========                ===========

        See accompanying notes to the consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

   Organization

     ATP Oil & Gas Corporation ("ATP") was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high rate of return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

   Basis of Presentation

     The consolidated financial statements include our accounts and our wholly-owned subsidiaries, ATP Energy, Inc. (ATP Energy) and ATP Oil & Gas (UK) Limited. All significant intercompany transactions are eliminated upon consolidation. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements, including the use of estimates for oil and gas reserve information and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents primarily consist of cash on deposit and investments in money market funds with original maturities of three months or less, stated at market value.

     Oil and Gas Producing Activities. We follow the "successful efforts" method of accounting for oil and gas properties. Under this method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized.

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

     Expenditures for geological and geophysical are incurred for development purposes only. These costs are generally charged to expense unless the costs can be specifically attributed to determining the placement for a future well location.

     Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying published future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For properties determined to be impaired, an impairment loss equal to the differences between the carrying value and the fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. We recorded impairments during the years ended December 31, 2001, 2000 and 1999 of $24.9 million, $10.8 million and $7.5 million, respectively, primarily due to depressed oil and natural gas prices, unfavorable operating performance and downward revisions of recoverable reserves.

     Furniture and Fixtures. Furniture and fixtures consists of office furniture, computer hardware and software and leasehold improvements. Depreciation of furniture and fixtures is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

     Other Assets. Other assets consist of the following (in thousands):

                                                                          December 31,
                                                                ------------------------------
                                                                     2001            2000
                                                                -------------   --------------
Debt financing costs..........................................  $       3,584   $        1,794
Offering costs................................................            -                621
Spare parts inventory.........................................          2,138               77
Other.........................................................              9               10
                                                                -------------   --------------
                                                                        5,731            2,502
Accumulated amortization......................................           (577)            (648)
                                                                -------------   --------------
                                                                $       5,154   $        1,854
                                                                =============   ==============

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related agreement, using the effective interest or straight-line method (which approximates the effective interest method).

     Environmental Liabilities. Environmental liabilities are recognized when the expenditures are considerable probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with our commitment to a formal plan of action. We have never had an environmental claim.

     Revenue Recognition. We record as revenue only that portion of production sold and allocable to our ownership interest in the related property in the month the production is sold. Imbalances arise when a purchaser takes delivery of more or less volume from a property than our actual interest in the production from that property. Such imbalances are reduced either by subsequent recoupment of over-and-under deliveries or by cash settlement, as required by applicable contracts. Under-deliveries are included in accounts receivable and over-deliveries are included in accounts payable.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Major Customers. We sell a portion of our oil and gas to end users through various gas marketing companies. For the year ended December 31, 2001, revenues from three purchasers accounted for 53%, 17% and 10%, respectively, of oil and gas revenues. For the year ended December 31, 2000, revenues from two purchasers accounted for 41% each of oil and gas revenues and for the year ended December 31, 1999, revenues from three customers accounted for 48%, 19% and 12%, respectively, of oil and gas revenues. Percentages are calculated on oil and gas revenues before any effects of price risk management activities.

     Translation of Foreign Currencies. Financial statement amounts related to our U.K. subsidiary, which has a functional currency of the British pound sterling, are translated into the U.S. dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end exchange rates and (2) statement of operations accounts at the weighted average exchange rate for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders' equity (deficit).

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date.

     Comprehensive Income (Loss). Comprehensive income (loss) is net income
(loss), plus certain other items that are recorded directly to shareholders' equity. In 2001, comprehensive loss was $21.4 million. In 2000 and 1999, we had no comprehensive income (loss) other than net income (loss).

     Stock Options. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant.

     Fair Value of Financial Instruments. The following methods and assumptions were used in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Accordingly, natural gas and oil swaps and option contracts are recorded at fair value in our consolidated balance sheet. Information concerning our price risk management activities is included in Note 12.

     The following table provides information on other financial instruments (in thousands):

                                                                             December 31,
                                                     -----------------------------------------------------------
                                                                 2001                           2000
                                                     -----------------------------  ----------------------------
                                                        Carrying         Fair         Carrying          Fair
                                                         Amount          Value         Amount           Value
Debt:
   Bank debt.......................................  $      70,000   $      70,000  $      27,750  $      27,750
   Note payable....................................         30,111          33,400            -              -
   Non-recourse borrowings.........................            -               -           88,779         88,779
                                                     -------------   -------------  -------------- -------------
     Total.........................................        100,111         103,400        116,529        116,529
                                                     =============   =============  =============  =============

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our bank debt and non-recourse borrowings are variable rate debt and as such, approximate their fair values, as interest rates are variable based on prevailing market rates. Our note payable is a fixed rate note and the fair value has been determined by discounting the future payments using our incremental borrowing rate, based on the differential between the fixed interest rate and interest rates of long-term treasury securities at the date of the borrowing and the balance sheet date.

     New Accounting Standards. In 2001, the FASB approved SFAS No. 141 "Business Combinations" ("SFAS 141"), No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), No. 143 "Accounting for Asset Retirement Obligations" ("SFAS
143") and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized.

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

     SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle.

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

NOTE 3 -- ACQUISITIONS

   Gulf of Mexico

     During 2001, we acquired interests in 15 lease blocks covering 14 properties in six separate transactions. Total reserves associated with these transactions were approximately 60.6 Bcfe (unaudited), based on third party reservoir engineering estimates at year-end, for total acquisition costs of approximately $22.7 million. Our working interests in these properties range from 25% to 100%. Ten of these properties produced in 2001 with additional development and production planned on the remaining four in 2002 and beyond.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2000 we acquired an interest in 11 lease blocks covering nine separate properties for total acquisition costs of $7.5 million. Total proved reserves associated with these acquisitions were approximately 66.0 Bcfe (unaudited) net to our interest. Our working interests in these properties range from 50% to 100%. We are the operator of all of the properties. Included in these acquisitions were four blocks on three separate properties which represent our first acquisitions in the shallow-deep waters of the Gulf of Mexico. Of these nine properties, five were producing in 2001, including "Ladybug", one of the properties in the shallow-deep waters of the Gulf of Mexico, and a sixth property commenced production in the first quarter of 2002. Two of the properties are scheduled for future development in 2002 and beyond and the remaining property was abandoned without commencing production in 2001.

   Southern Gas Basin of the North Sea

     In October 2000, we entered into a letter of intent to acquire interests in three properties (five blocks) in the Southern Gas Basin of the North Sea which included a 50% interest in one block, a 100% interest in one block and an 86% interest in three blocks. In 2001, we acquired all three properties for total acquisition costs of approximately $3.1 million. At December 31, 2001, net proved reserves were approximately 80.6 Bcfe (unaudited), based on third party reservoir engineering estimates at year-end. None of the properties were producing when acquired and we expect to pursue development operations in 2002 through 2004.

NOTE 4 -- FINANCING AND DEBT

     Long-term debt at December 31, 2001 and 2000 consisted of the following balances (in thousands):

                                                                             December 31,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    -------------   --------------
Credit facility, bearing interest at 5.26% and 10%
  at December 31, 2001 and 2000, respectively.....................  $      70,000   $       27,750
11.5 % Note payable, net of unamortized discount of $1,139........         30,111              -
Non-recourse borrowings, bearing interest at 12.7%,
  at December 31, 2000............................................            -             88,779
                                                                    -------------   --------------
Total debt........................................................        100,111          116,529
Less current maturities...........................................        (22,000)            -
                                                                    -------------   --------------
Total long-term debt..............................................  $      78,111   $      116,529
                                                                    =============   ==============

   Credit Facilities

     In March 2001, we repaid our then existing bank credit facility and in April 2001 we repaid the full amount borrowed under a non-recourse development program credit agreement which we had used as a source of financing for the acquisition of oil and gas properties. Concurrent with the repayment of our non-recourse agreement, we negotiated with the lender to terminate the overriding royalty interest retained by it on all properties previously financed by the lender in exchange for a lump-sum payment of approximately $5.6 million.

  Upon repayment of our former credit and non-recourse facilities, we entered into a new $100.0 million senior-secured revolving credit facility in April 2001. This facility is secured by substantially all of our oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. As amended, the amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At December 31, 2001, the borrowing base was $70.0 million and the monthly borrowing base reduction was set at $2.0 million a month beginning February 27, 2002 and remains in effect until there is a change, if any, at the next redetermination date. The redetermination dates are on or around the first business day of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. The next scheduled redetermination date is on or around the first business day of April 2002. Our lender has indicated this process will not be completed until mid to late April of 2002. The $2.0 million monthly reduction included in

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current maturities of long-term debt assumes there is no change in the monthly reduction amount or the borrowing base in 2002. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A reduction in the borrowing base or an increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations during 2002. As of December 31, 2001, all of our borrowing base under the agreement was outstanding.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The amended credit facility matures in November 2003. Our credit facility contains conditions and restrictive provisions, among other things, (1) prohibiting us to enter into any arrangement to sell or transfer any of our material property,
(2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and (3) maintaining certain financial ratios.

   Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has to right to make redetermination of the borrowing base at least once every six months. We have assumed there is no change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As of December 31, 2001, all of our borrowing base under the agreement was outstanding.

                    ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of December 31, 2001, we were in compliance with all of the financial covenants of our credit facility and note payable agreements other than our working capital covenant (as defined by the agreements) for which we have obtained amendments from our lenders. Both of the amendments require that our working capital at December 31, 2001 and March 31, 2002 shall not exceed deficits of $10.0 million and $5.0 million, respectively.

  Maturities

     The aggregate amount of maturities of our long-term debt for the next five years is: 2002 - $22.0 million, 2003 - $48.0 million, 2004 - none, 2005 - $31.3 million, 2006 - none.

NOTE 5 -- EQUITY

   Initial Public Offering

     On February 5, 2001, we priced our initial public offering ("IPO") of 6.0 million shares of common stock and commenced trading the following day. After payment of the underwriting discount we received net proceeds of $78.3 million on February 9, 2001.

   Common Stock

    At December 31, 2001, we had 100,000,000 shares authorized, 20,388,488 shares issued, 20,312,648 shares outstanding and 75,840 shares in treasury. At December 31, 2000, we had 100,000,000 shares authorized, 14,285,714 shares issued and outstanding.

  Treasury Stock

     During the second quarter, the first option vesting date occurred for certain options granted since September 1999 through the date of our IPO on February 5, 2001, as well as for certain options granted prior to September 1999. Of those options exercised during the second quarter, certain optionees elected to receive cash upon exercise of their options, whereby we purchased 75,840 shares for approximately $0.9 million and recorded such purchase as treasury stock using the cost method.

   Change in Authorized Capitalization

     On December 12, 2000, the Board of Directors approved an increase in the authorized common stock from 50,000,000 shares to 100,000,000 shares, the authorization of 10,000,000 shares of preferred stock and a 1.4-for-1 reverse split of the common stock. Par value of the common stock remained $.001 per share. The reverse stock split was effective December 12, 2000.

NOTE 6 -- STOCK OPTION PLANS

     In May 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which it was authorized to issue up to 55,902,930 shares of common stock. The exercise price of the options under the 1994 Plan was not less than the greater of par value per share or fair market value, at date of grant. These options had a maximum term of 10 years, subject to vesting requirements in the individual option agreements. In April 2000, the only outstanding option to purchase 18,937,397 shares under the 1994 Plan was amended to limit the number of shares that could be purchased pursuant to the option to such number that enables the holder to maintain ownership of a majority of the outstanding shares. Because the holder of this option owned a majority of the shares, the number of shares exercisable as of April 2000 was zero. Upon the closing of the IPO in February 2001, the 1994 Plan and all outstanding options under this plan were cancelled.

                    ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan") to provide increased incentive for its employees and directors. The 1998 Plan authorizes the granting of incentive and nonqualified stock options for up to 2,678,571 shares of common stock to eligible participants and expire five years after the closing date of our IPO. One third of the options were exercisable on April 10, 2001 with each remaining third exercisable on the first and second anniversaries of the IPO. Options granted under this plan remain exercisable by the employees owning such options, but no new options will be granted under this plan.

     In January 2001, the Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan") to provide increased incentive for its employees and directors. The 2000 Plan authorizes the granting of options and awards for up to 4,000,000 shares of common stock. Generally, options are granted at prices equal to at least 100% of the fair value of the stock at the date of grant, expire not later than five years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Board of Directors, options with differing terms have also been granted.

     The following table is a summary of stock option activity:

                                                         2001                  2000                  1999
                                               ---------------------   -------------------   ---------------------
                                                            Weighted              Weighted                Weighted
                                                             Average               Average                 Average
                                                            Exercise              Exercise                Exercise
                                                 Shares       Price      Shares     Price      Shares       Price
                                               -----------  --------   ----------- -------   -----------  --------
Outstanding at beginning of year............       646,608  $  2.710    19,394,362  $ 0.040   19,378,111  $  0.040
Granted.....................................     1,117,000    11.200       368,215    3.690       18,573     1.400
Exercised...................................      (102,774)    1.960           -         -           -         -
Forfeited...................................       (23,025)    4.000      (178,572)   1.400       (2,322)    1.400
Cancelled...................................          -          -     (18,937,397)   0.004          -         -
                                               -----------             ----------            ----------
Outstanding end of year.....................     1,637,809  $  8.520       646,608  $ 2.710   19,394,362  $  0.040
                                               ===========             ===========           ===========
Exercisable at end of period................       112,760  $  3.370          -     $    -    18,937,397  $  0.004
                                               ============            ============          ===========
Weighted average fair value of
   options granted during the year..........   $      4.65             $      -              $       -

     The following table summarizes information about all stock options outstanding at December 31, 2001:

                                                          Options Outstanding              Options Exercisable
                                                --------------------------------------  ---------------------------
                                                               Weighted
                                                                Average      Weighted                  Weighted
                                                               Remaining      Average                   Average
                                                   Number     Contractual    Exercise      Number      Exercise
Range of Exercise Prices                         Outstanding     Life          Price     Exercisable     Price
--------------------------------------------    ------------  -----------  -----------  ------------   ----------
$ 1.40 - $ 3.85.............................         537,809    3.0 Years  $      2.82      112,760  $       3.37
$ 6.95 - $ 6.95.............................          25,000    4.8 Years         6.95          -             -
$11.24 - $11.40.............................       1,055,000    4.4 Years        11.37          -             -
$14.00 - $14.00.............................          20,000    4.1 Years        14.00          -             -
                                                 -----------                            -----------
$ 1.40 - $14.00.............................       1,637,809    3.9 Years  $      8.52      112,760  $       3.37
                                                 ===========                            ===========

                    ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have elected to follow APB 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense, except as specifically described below, has been recognized for employee stock option plans. Since options granted under the 1998 Plan did not vest nor were exercisable until 60 days after the date of our IPO, under the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), our pro forma net loss and per share amounts would have been unchanged for the years ended December 31, 2000 and 1999. Had compensation expense been determined based on the fair value of the options at the date of or subsequent to the IPO, our loss and the related per share amount would have been reduced as is reflected by the pro forma amount indicated below (in thousands, except per share data):

As Reported
    Net loss before extraordinary item..................................   $      (20,781)
    Net loss per common share, basic and diluted........................            (1.06)
Pro Forma
    Net loss before extraordinary item..................................   $      (20,934)
    Net loss per common share, basic and diluted........................            (1.06)

     The fair value of these option grants were estimated on the latter of the date of grant or date of our IPO using a Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 4.5% and volatility of 80.2% and an expected life of 2.4 years.

     Because the determination of the fair value of all options granted after we became a public entity includes an expected volatility factor, additional option grants are expected to be made and most options will vest over several years, the above effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996.

     In 2001, we recorded a non-cash compensation expense of approximately $3.4 million. A portion of the expense ($2.9 million) is related to options granted from September 1999 to the date of our IPO and is based on the difference between the exercise price for those options and the fair market value of our stock as determined by the IPO price of $14.00 per share. The expense is recognized in the periods in which the options vest. Each option is divided into three equal portions corresponding to the three vesting dates, with the related compensation cost amortized straight-line over the period between the IPO date and the vesting date. The remaining expense ($0.5 million) was related to certain options granted prior to September 1999 and exercised in the current year. The expense was recorded on those exercises as the method in which those shares were exercised required us to account for the options under variable accounting. The remaining compensation expense to be recorded over 2002 and 2003 is approximately $0.5 million.

     We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees' contributions to the plan. The matching percentage is discretionary and is currently 50% of each participant's contributions up to 6% of the participant's compensation. Our matching contributions to the plan were approximately $70,000, $56,000 and $31,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

     We also have a defined contribution plan for our U.K. employees. We currently contribute 3% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.). For the year ended December 31, 2001, we contributed approximately $14,000.

NOTE 7 -- EARNINGS PER SHARE

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

                    ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except share and per share amounts):

                                                                        For the Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2001             2000              1999
                                                                -------------     -------------    -------------
Net income (loss) available to common shareholders............  $     (21,383)    $     (10,398)   $      18,228
                                                                =============     =============    =============

Weighted average shares-basic and diluted.....................         19,704            14,286           14,286
                                                                =============     =============    =============
Net income (loss) per share:
     Basic and diluted:
       Loss before extraordinary gain (loss)..................  $       (1.06)    $       (0.73)   $       (0.77)
       Extraordinary gain (loss), net of income taxes.........          (0.03)              -               2.05
                                                                --------------    -------------    -------------
       Net income (loss) per common share.....................  $       (1.09)    $       (0.73)   $        1.28
                                                                ==============    =============    =============

NOTE 8 -- EXTRAORDINARY ITEMS

     For the year ended December 31, 2001, we recognized an extraordinary loss of $0.6 million, net of income taxes, related to the early extinguishment of our non-recourse borrowings. For the year ended December 31, 1999, we prepaid the amount outstanding under a development program credit agreement at a discount and recorded an extraordinary gain of $29.2 million, net of income taxes.

NOTE 9 -- INCOME TAXES

    The benefit (provision) for income taxes before extraordinary gain (loss) consisted of the following:

                                                                        For the Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2001             2000              1999
                                                                -------------     -------------    -------------
Current:
  State.......................................................  $        -        $        -       $         -
  Federal.....................................................           -                 -                (229)
                                                                -------------     -------------    --------------
                                                                         -                 -                (229)
                                                                -------------     -------------    --------------
Deferred:
  State.......................................................           -                 -                 (82)
  Federal.....................................................         11,186             5,594            2,140
                                                                -------------     -------------    -------------
                                                                       11,186             5,594            2,058
                                                                -------------     -------------    -------------
Benefit for income taxes before extraordinary gain (loss).....  $      11,186     $       5,594    $       1,829
                                                                =============     =============    =============

     Additionally, a tax benefit of $0.3 million and none was recognized related to the extraordinary gain (loss) for the years ended December 31, 2001 and 1999, respectively.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                                        For the Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2001             2000              1999
                                                                -------------     -------------    -------------
Before any valuation allowance:
     Statutory federal income tax rate........................          (35.00)%         (35.00)%          35.00%
     State income taxes, net of federal benefit...............            0.00             0.00             0.32
     Adjustment to valuation allowance........................            0.00             0.00           (46.53)
     Nondeductible and other..................................            0.01             0.02             0.05
                                                                --------------    -------------    -------------
                                                                        (34.99)%         (34.98)%         (11.16)%
                                                                ==============    =============    =============

                    ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2001 we have determined that it is more likely than not the deferred tax assets will be realized based on current projections of future taxable income due to higher commodity prices at year-end.

     Significant components of our deferred tax assets (liabilities) as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                                            December 31,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  -------------    -------------
Deferred tax assets:
     Net operating loss carryforwards...........................................  $       3,809    $       3,826
     Minimum tax credit carryforwards...........................................            229              229
     Fixed asset basis differences..............................................         11,367              554
     State taxes................................................................             17               17
     Unrealized book (gains) losses.............................................           (443)           2,537
     Stock based compensation expense...........................................          1,177               -
     Litigation.................................................................          1,050               -
     Foreign equity in subsidiary...............................................          1,152               -
     Other......................................................................            870              489
                                                                                  -------------    -------------
Net deferred tax assets.........................................................  $      19,228    $       7,652
                                                                                  =============    =============

     At December 31, 2001, 2000 and 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $10.7 million, $11.0 million, and $11.0 million respectively, which are available to offset future federal taxable income through 2021.

     A tax benefit related to the exercise of employee stock options of approximately $0.1 million was allocated directly to additional paid-in capital in 2001.

NOTE 10 -- COMPREHENSIVE LOSS

     Comprehensive loss consists of net loss, as reflected on the consolidated statement of operations, and other gains and losses affecting shareholders' equity that are excluded from net loss. We recorded other comprehensive income for the first time in 2001. Total comprehensive loss for the year ended December 31, 2001 is as follows (in thousands):

Net loss.......................................................................   $     (21,383)
                                                                                   ------------
Other comprehensive income, net of tax:
  Cumulative effect of change in accounting principle - January 1, 2001........         (34,252)
  Reclassification adjustment for settled contracts............................          34,252
  Foreign currency translation adjustment......................................              19
                                                                                  --------------
    Other comprehensive income.................................................              19
                                                                                  --------------
Comprehensive loss.............................................................   $     (21,364)
                                                                                  =============

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     We have commitments under an operating lease agreement for office space. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $0.3 million, $0.2 million and $0.1 million respectively. At December 31, 2001, the future minimum rental payments due under the lease are as follows (in thousands amounts):

2002................................................................  $     375
2003................................................................        346
2004................................................................        342
2005................................................................        214
2006................................................................        154
Later Years.........................................................      1,114
                                                                      ---------
    Total...........................................................  $   2,545
                                                                      =========

  Litigation

     On August 28, 2001 ATP entered into a written agreement to acquire a property in the Gulf of Mexico during September 2001. On October 9, 2001 the agreement was amended to ultimately extend the closing date until October 31, 2001 in exchange for payments made by ATP totaling $3.0 million. This amendment also contained an arrangement whereby if ATP did not close on the property, and if sellers sold the property to a third party with a sale that met specific contract requirements, ATP would be required to execute a six month note for payment of the differential. Since ATP did not obtain the financing for the acquisition by October 31, 2001, the transaction did not close by that date; however, the parties' intensive work toward closing continued beyond that date without interruption.

     While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received.
ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. Since the legal proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against us alleging formation of a contract with us and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We are, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

NOTE 12 -- DERIVATIVE INSTRUMENTS

     We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on natural gas and oil sales. The derivative instruments consist primarily of swap contracts entered into with financial institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

     Effective January 1, 2001, we adopted SFAS No. 133 and SFAS No. 138, an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. We use derivatives to hedge the price of crude oil and natural gas. Effective January 1, 2001, we did not attempt to qualify for the hedge provisions under SFAS 133 and thus have not designated our derivatives as hedging instruments. Accordingly, we account for the changes in market value of these derivatives through current earnings. This method will result in increased earnings volatility associated with commodity price fluctuations. Gains and losses on all derivative instruments related to accumulated other comprehensive income (loss) are included in other income (expense) on the consolidated financial statements.

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a non-cash loss of $52.7 million ($34.3 million after tax) in accumulated other comprehensive loss, representing the cumulative effect of an accounting change to recognize at fair value all cash flow type derivatives. Also on January 1, 2001, we recorded derivative liabilities of $52.7 million. During the year ended December 31, 2001, losses of $52.7 million ($34.3 million after tax) were reclassified from accumulated other comprehensive loss to earnings. Prior to the adoption of this standard, we included gains and losses on hedging instruments as a component of revenue.

     As of December 31, 2001, all of our natural gas swap agreements were with one counterparty whose investment grade ratings were Baa2 from Moody's and BBB from Standard & Poor's. Those agreements outstanding were as follows:

                                                                     Average
Period                                                MMBtu/Day      $/MMBtu
------                                                ---------    ------------
January 2002 - October 2003......................         20,000          3.02

     At December 31, 2001, the fair value of our open derivative positions consisted of a $1.9 million current asset and a $0.7 million long-term liability. The $18.1 million loss on derivative instruments for the year ended December 31, 2001 includes the following items:

     .     a $26.5 million loss related to contracts settled during 2001,
     .     $7.2 million related to the reversal of a speculative position
           ($2.6 million) and settlement of a written call option
           ($4.6 million), both recorded at December 31, 2000 and settled during 2001; and
     .     a $1.2 million gain on open positions at December 31, 2001.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On occasion, we may find ourselves in speculative positions as a result of actual production being less than projected production when the derivative products were consummated or as a result of entering into speculative derivative instruments. Any speculative positions are accounted for using the mark-to-market method. For the year ended December 31, 2000, we recognized a loss on derivative instruments in the amount of $11.9 million from certain speculative positions. At December 31, 2000, the fair value of our derivative positions was a $7.2 million current liability.

     Thus far, in 2002 we have entered into the following swap agreements:

Period                                                      Volume/Day    $/Unit
------                                                     -----------  ------------
Natural gas (MMBtu):
  February 2002 - October 2002 .........................         6,000        2.41
  April 2002 - July 2002 ...............................         6,000        2.81
  April 2002 - October 2002 ............................         2,000        3.31

Oil (Bbl):
  April 2002 - December 2002 ...........................           500       23.50
  April 2002 - December 2002 ...........................           500       25.25

NOTE 13 -- ATP ENERGY GAS PURCHASE TRANSACTION

     ATP Energy entered an agreement in December 1998 with American Citigas Company ("American Citigas") to purchase gas over a ten-year period commencing January 1999. The amount of gas to be purchased was 9,000 MMBtu per day for the first year and 5,000 MMBtu per day for years two through ten. The contract requires ATP Energy to purchase on a monthly basis the gas at a premium of approximately $2.50 per MMBtu to the Gas Daily Henry Hub Index. American Citigas is required to reimburse ATP Energy on a monthly basis for a portion of this premium during the term of the contract. This portion of the reimbursement is accomplished by a note receivable in favor of ATP. The note receivable bears interest at 6% and has monthly payments of approximately $0.4 million until January 2009. The balance of the note receivable at December 31, 2001 and 2000 was $25.9 million and $28.8 million, respectively. At December 31, 2001 and 2000, the present value of the remaining premium payments to be made by ATP Energy, using a discount rate of 6%, was $25.8 million and $28.7 million, respectively. The note receivable and the premium payable to American Citigas have been offset in the consolidated financial statements in accordance with the prescribed accounting in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". The aggregate amount of premium payments to be paid by ATP Energy over the term of the contract is approximately $49.0 million and the aggregate amount of payments to be paid to ATP Energy over the term of the note is approximately $45.0 million. At December 31, 2001 the remaining premium to be paid was $31.7 million, which will be reimbursed by the monthly reimbursement from American Citigas and the remaining deferred obligation discussed below. The terms provide for the immediate termination of the agreement upon non-performance by American Citigas. ATP Energy entered into a contract with El Paso Energy Marketing in December 1998 to sell an identical quantity of natural gas at the Gas Daily Henry Hub index price less $0.015 until December 2001. This contract has been renewed on a month-to-month basis.

     ATP Energy received $6.0 million in connection with these transactions, of which $2.0 million was recorded as deferred revenue and $4.0 million was recorded as deferred obligations. The deferred revenue amount of $2.0 million is a non-refundable fee received by ATP Energy and is recognized into income as earned over the life of the contract. At December 31, 2001 and 2000, the deferred revenue amount was $1.3 million and $1.5 million, respectively. The deferred obligation amount of $4.0 million represented the difference between the premium we agreed to pay for natural gas under the American Citigas contract and the obligation of American Citigas to partially reimburse us for such premium. Any deferred obligation amount

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not utilized is refundable if the contract is terminated. The transaction is structured with American Citigas such that there is no financial impact to ATP Energy associated with the premium paid and reimbursement received other than the $2.0 million realized by ATP Energy. The remaining balance of the deferred obligation was $0.05 million and $0.1 million at December 31, 2001 and 2000, respectively. The premium we pay to American Citigas will be approximately the same as the reimbursement obligation for the remainder of the contract. ATP Energy entered into the transactions to earn the fee for agreeing to market the volumes of natural gas specified in the American Citigas contract.

     Our officers were paid $152,125 and $97,875 for the years ended December 31, 2000, and 1999, respectively, for negotiating and monitoring ATP Energy's gas supply contract. We have recognized these amounts in general and administrative expense in the respective periods. No amounts were paid in 2001 and we do not intend to pay any further amounts.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     We have granted to certain of our officers overriding royalty interests ranging in amounts from 0.2% to 3.0% in four of its oil and gas properties. The overriding royalty interest entitles the holder to a portion, 0.2% to 3.0%, of the future revenue for the life of each property. As a result, we recognized $0.3 million and $0.6 million in general and administrative expense for the years ended December 31, 2000 and 1999. No amounts were paid in 2001 and we do not intend to pay any further amounts.

NOTE 15 -- SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               First           Second            Third             Fourth
                                                              Quarter         Quarter           Quarter           Quarter
                                                            -----------      -----------      -----------       -----------
2001
   Revenues............................................   $    41,443       $    31,035       $    20,883       $    19,813
   Costs and expenses..................................        28,701(1)         29,694(1)         24,659(1)         34,849(1)
   Income (loss) from operations.......................        12,742             1,341            (3,776)          (15,036)
   Income (loss) before extraordinary item.............        (6,873)            3,813            (6,499)          (11,222)
   Net income (loss)...................................        (6,873)            3,211            (6,499)          (11,222)
   Income (loss) per common share before
    extraordinary item, basic and diluted..............   $     (0.38)      $      0.19       $     (0.32)      $     (0.55)
   Net income (loss) per common share:
     Basic and diluted.................................   $     (0.38)      $      0.16       $     (0.32)      $     (0.55)
2000
   Revenues............................................   $    15,127       $    24,558       $    20,462       $    23,841
   Costs and expenses..................................        11,682            23,230(2)         20,049(2)         21,652(2)
   Income (loss) from operations.......................         3,445            (1,185)           (3,316)           (3,480)
   Net income (loss)...................................         1,029            (2,742)           (4,251)           (4,434)
   Net income (loss) per common share:
     Basic and diluted.................................   $      0.07       $     (0.19)      $     (0.30)      $     (0.31)

-------------------

(1) Includes impairment charges of $8.5 million, $5.7 million, $3.7 million and $7.0 million during the first, second, third and fourth quarters, respectively, for eight properties.
(2) Includes impairment charges of $6.2 million, $0.8 million and $3.8 million during the second, third and fourth quarters, respectively, for three properties.

                           ATP OIL & GAS CORPORATION
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA (UNAUDITED)

  Costs Incurred

     The following table summarizes costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below (in thousands):

                                                                     Years Ended December 31,
                                                 ---------------------------------------------------------------
                                                                 2001                       2000         1999
                                                 -------------------------------------  -----------  -----------
                                                    U.S.         U.K.          Total        U.S.         U.S.
                                                 -----------  -----------  -----------  -----------  -----------
Property costs:
    Acquisition costs..........................  $    28,344  $     3,112  $    31,456  $     7,534  $    25,274
    Development costs..........................       77,783          719       78,502       68,982       30,777
                                                 -----------  ------------ -----------  -----------  -----------
  Total costs incurred.........................  $   106,127  $     3,831  $   109,958       76,516  $    56,051
                                                 ===========  ===========  ===========  ===========  ===========

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

     Reserves quantities as well as certain information regarding future production and discounted cash flows were prepared by independent petroleum engineers Ryder Scott Company, L.P. for all years presented and Schlumberger Holditch-Reservoir Technologies Consulting Services for one property for 2000 and 1999. Our U.K. reserves at December 31, 2001 were prepared by independent petroleum consultants Troy Ikoda Limited.

  At December 31, 2001, our U.K. reserves included one property that was subject to an agreement with our joint venture partner to earn an additional 11% interest in that property upon their performance of future obligations. We expect the conditions of that agreement to be satisfied in the first half of 2002. At that time our ownership in the property will be reduced by 11%, resulting in a reduction of our net reserves of approximately 5.5 Bcfe. Our future revenues and costs in the project will be reduced accordingly. The reserves included in the tables below reflect our ownership interest in that property prior to the satisfaction of the conditions of the earn-in agreement.

                           ATP OIL & GAS CORPORATION
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth our net proved oil and gas reserves at December 31, 1998, 1999, 2000 and 2001 and the changes in net proved oil and gas reserves for the years ended December 31, 1999, 2000 and 2001:

                                                                                      Oil, Condensate and
                                               Natural Gas (MMcf)                 Natural Gas Liquids (MMBbls)
                                     --------------------------------------  --------------------------------------
                                         U.S.         U.K.          Total        U.S.         U.K.         Total
                                     ------------  -----------  -----------  -----------  -----------   -----------
Proved Reserves at
   December 31, 1998................       46,424         -          46,424          586         -              586
Revisions of previous estimates.....        3,033         -           3,033         (131)        -             (131)
Extensions and discoveries..........        2,257         -           2,257           -          -               -
Purchase of properties..............       58,816         -          58,816        1,362         -            1,362
Production..........................      (16,533)        -         (16,533)        (128)        -             (128)
                                      -----------  -----------  -----------  -----------  -----------   ------------
Proved Reserves at
   December 31, 1999................       93,997         -          93,997        1,689         -            1,689
Revisions of previous estimates.....      (19,423)        -         (19,423)         (46)        -              (46)
Extensions and discoveries..........        7,239         -           7,239           77         -               77
Purchase of properties..............       42,318         -          42,318        2,602         -            2,602
Disposition of properties...........         (151)        -            (151)          -          -               -
Production..........................      (22,410)        -         (22,410)        (345)        -             (345)
                                      -----------  -----------  -----------  -----------  -----------   ------------
Proved Reserves at
   December 31, 2000................      101,570         -         101,570        3,977         -            3,977
Revisions of previous estimates.....       (6,793)        -          (6,793)         134         -              134
Purchase of properties..............       40,060       80,629      120,689        3,432         -            3,432
Production..........................      (20,957)        -         (20,957)        (790)        -             (790)
                                      -----------  -----------  -----------  -----------  -----------   -----------
Proved Reserves at
   December 31, 2001................      113,880       80,629      194,509        6,753         -            6,753
                                      ===========  ===========  ===========  ===========  ===========   ===========

                                                                                      Oil, Condensate and
                                               Natural Gas (MMcf)                 Natural Gas Liquids (MMBbls)
                                     --------------------------------------  --------------------------------------
                                         U.S.         U.K.          Total        U.S.         U.K.         Total
                                     ------------  -----------  -----------  -----------  -----------   -----------
Proved Developed Reserves at
   December 31, 1998................       39,728         -          39,728          579         -              579
   December 31, 1999................       67,314         -          67,314          710         -              710
   December 31, 2000................       42,502         -          42,502          851         -              851
   December 31, 2001................       56,704         -          56,704        3,115         -            3,115

  Standardized Measure

     The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves as of year-end is shown below (in thousands):


                                                                   Years Ended December 31,
                                                ------------------------------------------------------------
                                                               2001                      2000         1999
                                                -----------------------------------    ----------    -------
                                                  U.S.         U.K.         TOTAL         U.S.         U.S.
                                                ---------    ---------    ---------    ----------    -------
 Future cash inflows.........................   $ 423,273    $ 302,894    $ 726,167    $1,139,404    $272,047
 Future operating expenses...................     (59,722)    (100,330)    (160,052)      (70,719)    (40,794)
 Future development costs....................    (100,919)    (111,044)    (211,963)     (137,453)    (48,204)
                                                ---------    ---------    ---------    ----------    --------
 Future net cash flows.......................     262,632       91,520      354,152       931,232     183,049
 Future income taxes.........................     (35,469)     (26,188)     (61,657)     (285,587)    (27,611)
                                                ---------    ---------    ---------    ----------    --------
 Future net cash flows, after income taxes...     227,163       65,332      292,495       645,645     155,438
 10% annual discount per annum...............     (54,247)     (25,584)     (79,831)     (121,164)    (26,732)
                                                ---------    ---------    ---------    ----------    --------
 Standardized measure of discounted
   future net cash flows.....................   $ 172,916    $  39,748    $ 212,664    $  524,481    $128,706
                                                =========    =========    =========    ==========    ========

                           ATP OIL & GAS CORPORATION
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

     Future cash inflows are computed by applying year-end prices of oil and gas to the year-end estimated future production of proved oil and gas reserves. The base prices used for the Pretax PV-10 calculation were public market prices on December 31 adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. The Henry Hub and West Texas Intermediate prices, before adjustment for quality and transportation, utilized in the Pretax PV-10 value at December 31, 2001 were $2.65 per MMBtu of natural gas and $19.78 per barrel of oil. The National Balancing Point, before adjustment for quality and transportation, utilized in the Pretax PV-10 value at December 31, 2001 was $3.88 per MMBtu of natural gas. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. We will incur significant capital in the development of our U.S. and U.K. oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

  Changes in Standardized Measure

     Changes in standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):


                                                                      Years Ended December 31,
                                                    -----------------------------------------------------------
                                                                    2001                    2000         1999
                                                    ----------------------------------    ---------    --------
                                                      U.S.         U.K.        TOTAL        U.S.         U.S.
                                                    ---------    --------    ---------    ---------    --------
Beginning of year................................   $ 524,481    $      -    $ 524,481    $ 128,706    $ 61,308
                                                    ---------    --------    ---------    ---------    --------
 Sales of oil and gas, net of production costs...     (90,951)          -      (90,951)     (64,381)    (29,394)
 Net changes in income taxes.....................     193,247     (24,517)     168,730     (193,613)    (27,611)
 Net changes in price and production costs.......    (593,914)          -     (593,914)     416,738       9,931
 Revisions of quantity estimates.................     (11,220)          -      (11,220)    (147,777)      4,176
 Accretion of discount...........................      74,483           -       74,483       15,632       6,131
 Development costs incurred......................      57,119           -       57,119       18,134      15,550
 Changes in estimated future development.........      22,413           -       22,413      (14,709)    (15,664)
 Purchases of minerals-in-place..................      64,322      64,265      128,587      300,706     105,514
 Sales of minerals-in-place......................           -           -            -         (525)          -
 Extensions and discoveries......................           -           -            -       51,795         218
 Changes in production rates, timing and other...     (67,064)          -      (67,064)      13,775      (1,453)
                                                    ---------    --------    ---------    ---------    --------
                                                     (351,565)     39,748     (311,817)     395,775      67,398
                                                    ---------    --------    ---------    ---------    --------
End of year......................................   $ 172,916    $ 39,748    $ 212,664    $ 524,481    $128,706
                                                    =========    ========    =========    =========    ========

     Sales of natural gas and oil, net of natural gas and oil operating expenses, are based on historical pre-tax results. Sales of natural gas and oil properties, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after-tax basis.