Form 10-Q
period 2002-03-31
ATP OIL & GAS CORP
filed 2002-05-15
CIK 1123647

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares outstanding of Registrant's common stock, par value $0.001, as of May 10, 2002, was 20,314,148.

===============================================================================

                            ATP OIL & GAS CORPORATION
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
              March 31, 2002 (unaudited) and December 31, 2001...........    3
           Consolidated Statements of Operations: For the
              three months ended March 31, 2002 and 2001 (unaudited).....    4
           Consolidated Statements of Cash Flows: For the
              three months ended March 31, 2002 and 2001 (unaudited).....    5
           Notes to Consolidated Financial Statements (unaudited)........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................   11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   17

PART II. OTHER INFORMATION...............................................   19

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                                                         March 31,   December 31,
                                                                                           2002           2001
                                                                                      -------------  --------------
                                                                                        (unaudited)
                                 Assets

Current assets
    Cash and cash equivalents.......................................................  $       2,714  $        5,294
    Accounts receivable (net of allowance of $1,430 and $1,423, respectively).......         12,311          10,371
    Commodity contracts and other derivatives.......................................           -              1,936
    Other current assets............................................................          1,841           1,754
                                                                                      -------------  --------------
       Total current assets.........................................................         16,866          19,355
                                                                                      -------------  --------------
Oil and gas properties
    Oil and gas properties (using the successful efforts method of accounting)......        325,209         319,506
    Less: Accumulated depreciation, depletion, impairment and amortization..........       (198,249)       (186,473)
                                                                                      -------------  --------------
       Oil and gas properties, net..................................................        126,960         133,033
                                                                                      -------------  --------------
Furniture and fixtures (net of accumulated depreciation)............................            780             794
Deferred tax asset..................................................................         22,655          19,228
Other assets, net...................................................................          5,204           5,154
                                                                                      -------------  --------------
       Total assets.................................................................  $     172,465  $      177,564
                                                                                      =============  ==============

                  Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accruals...................................................  $      21,476  $       26,426
    Current maturities of long-term debt............................................         24,000          22,000
    Commodity contracts and other derivatives.......................................          5,399            -
                                                                                      -------------  --------------
       Total current liabilities....................................................         50,875          48,426

Long-term debt......................................................................         72,175          78,111
Commodity contracts and other derivatives...........................................          2,053             671
Deferred revenue....................................................................          1,251           1,296
Other long-term liabilities and deferred obligations................................          7,245           4,068
                                                                                      -------------  --------------
       Total liabilities............................................................        133,599         132,572
                                                                                      -------------  --------------

Shareholders' equity
    Preferred stock: $0.001 par value, 10,000,000 shares authorized;
       none issued..................................................................           -               -
    Common stock: $0.001 par value, 100,000,000 shares authorized;
       20,388,488 issued and 20,312,648 outstanding
       at March 31, 2002 and at December 31, 2001...................................             20              20
    Additional paid in capital......................................................         80,721          80,478
    Accumulated deficit.............................................................        (40,977)        (34,614)
    Accumulated other comprehensive income..........................................             13              19
    Treasury stock..................................................................           (911)           (911)
                                                                                      -------------  --------------
       Total shareholders' equity...................................................         38,866          44,992
                                                                                      -------------  --------------

       Total liabilities and shareholders' equity...................................  $     172,465  $      177,564
                                                                                      =============  ==============


                         See accompanying notes to consolidated financial statements.

                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                        2002            2001
                                                                                    -------------  -------------
Revenue
   Oil and gas production.........................................................  $      18,610  $      38,505
   Gas sold - marketing...........................................................          1,180          2,938
                                                                                    -------------  -------------
     Total revenues...............................................................         19,790         41,443
                                                                                    -------------  -------------
Costs and operating expenses
   Lease operating expenses.......................................................          3,815          2,447
   Gas purchased - marketing......................................................          1,136          2,886
   Geological and geophysical expenses............................................            (43)           359
   General and administrative expenses............................................          2,478          1,915
   Non-cash compensation expense (general and administrative).....................            243          1,584
   Depreciation, depletion and amortization.......................................         11,860         11,032
   Impairment on oil and gas properties...........................................           -             8,478
                                                                                    -------------  -------------
     Total costs and operating expenses...........................................         19,489         28,701
                                                                                    -------------  -------------
Income from operations............................................................            301         12,742
                                                                                    -------------  -------------
Other income (expense)
   Interest income................................................................             16            656
   Interest expense...............................................................         (2,666)        (3,308)
   Loss on derivative instruments.................................................         (7,440)       (20,513)
                                                                                    -------------  --------------
     Total other income (expense).................................................        (10,090)       (23,165)
                                                                                    -------------  -------------
Loss before income taxes..........................................................         (9,789)       (10,423)
Income tax (expense) benefit
   Current........................................................................           -               (59)
   Deferred.......................................................................          3,426          3,609
                                                                                    -------------  -------------
Net loss..........................................................................  $      (6,363) $      (6,873)
                                                                                    =============  =============
Loss per common share:
   Basic and diluted..............................................................  $       (0.31) $       (0.38)
                                                                                    =============  =============
Weighted average number of common shares, basic and diluted.......................         20,313         17,886
                                                                                    =============  =============

                    See accompanying notes to consolidated financial statements.


                  ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                           2002           2001
                                                                                      -------------  --------------
Cash flows from operating activities
    Net loss........................................................................  $      (6,363) $       (6,873)
    Adjustments to reconcile net loss to net cash
       provided by operating activities -
         Depreciation, depletion and amortization...................................         11,860          11,032
         Impairment of oil and gas properties.......................................           -              8,478
         Amortization of deferred financing costs...................................            381             220
         Deferred tax asset.........................................................         (3,427)         (3,611)
         Non-cash compensation expense..............................................            243           1,584
         Other non-cash items.......................................................             58             (75)
    Changes in assets and liabilities -
       Accounts receivable and other ...............................................         (2,027)          6,600
       Net assets from risk management activities...................................          8,717          (4,968)
       Accounts payable and accruals................................................         (4,950)         10,054
       Other long-term assets.......................................................           (391)           (282)
       Other long-term liabilities and deferred credits.............................          3,132             (46)
                                                                                      -------------  --------------
Net cash provided by operating activities...........................................          7,233          22,113
                                                                                      -------------  --------------
Cash flows from investing activities
    Additions and acquisitions of oil and gas properties............................         (5,703)        (48,249)
    Additions to furniture and fixtures.............................................            (63)           (126)
                                                                                      -------------  --------------
Net cash used in investing activities...............................................         (5,766)        (48,375)
                                                                                      -------------  --------------
Cash flows from financing activities
    Proceeds from initial public offering ..........................................           -             78,330
    Payment of offering costs ......................................................           -               (893)
    Payments of long-term debt......................................................         (4,000)        (27,750)
    Proceeds from non-recourse borrowings...........................................           -              2,583
    Payments of non-recourse borrowings.............................................           -             (9,286)
    Deferred financing costs........................................................            (47)            (25)
                                                                                      -------------  --------------
Net cash provided by (used in) financing activities.................................         (4,047)         42,959
                                                                                      -------------  --------------
Increase (decrease) in cash and cash equivalents....................................         (2,580)         16,697
Cash and cash equivalents, beginning of period......................................          5,294          18,136
                                                                                      -------------  --------------
Cash and cash equivalents, end of period............................................  $       2,714  $       34,833
                                                                                      =============  ==============
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest........................................  $       1,584  $          909
                                                                                      =============  ==============
    Cash paid during the period for taxes...........................................  $        -     $         -
                                                                                      =============  ==============


                     See accompanying notes to consolidated financial statements.


                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 -- Organization

     ATP Oil & Gas Corporation ("ATP"), a Texas corporation, was formed on August 8, 1991 and is engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

     The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2002 and December 31, 2001, the results of our operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The results of operations for the three months ended March 31, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2001 Annual Report on Form 10-K.

Note 2 -- Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We are currently assessing the impact of SFAS 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on our consolidated financial position, results of operations or cash flows.

     In August 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on our financial position or results of operations.

Note 3 -- Long-Term Debt

     Long-term debt as of the dates indicated were as follows (in thousands):

                                                                                    March 31,       December 31,
                                                                                      2002              2001
                                                                                  -------------    -------------
Credit facility.................................................................  $      66,000    $      70,000
Note payable, net of unamortized discount of $1,075 and $1,139, respectively....         30,175           30,111
                                                                                  -------------    -------------
Total debt......................................................................         96,175          100,111
Less current maturities.........................................................        (24,000)         (22,000)
                                                                                  -------------    -------------
     Total long-term debt.......................................................  $      72,175    $      78,111
                                                                                  =============    =============

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. As amended, the amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At March 31, 2002, the borrowing base was $66.0 million with a $2.0 million scheduled monthly reduction for April, May and June 2002. Future monthly reduction amounts, if any, will be set at the next redetermination date. The redetermination dates are on or around the first business day of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. On May 10, 2002, the borrowing base was redetermined to be $64.0 million as of May 1, 2002. The next scheduled redetermination date is on or around the first business day of July 2002. The $24.0 million of current maturities of long-term debt assumes there is no change in the monthly reduction amount of the borrowing base during the next twelve months. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations during 2002. As of March 31, 2002, all of our borrowing base under the agreement was outstanding.

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

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We have not been notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As of March 31, 2002, all of our borrowing base under the agreement was outstanding.

     As of March 31, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements. We anticipate that we will be in compliance with all financial covenants for both agreements for the remainder of the year.

Note 4 -- Earnings Per Share

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

     Basic and diluted net loss per share is computed based on the following information (in thousands, except per share amounts):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------
                                                                                      2002              2001
                                                                                  -------------    -------------
Net loss available to common shareholders.......................................         (6,363)   $      (6,873)
                                                                                  =============    =============
Weighted average shares outstanding, basic and diluted..........................         20,313           17,886
                                                                                  =============    =============
Net loss per share, basic and diluted...........................................  $       (0.31)   $       (0.38)
                                                                                  =============    =============

Note 5 -- Stock Option Compensation

     In the first quarter of 2002 and 2001, we recorded a non-cash charge to compensation expense of approximately $0.2 million and $1.6 million, respectively, for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The total expected expense as of the measurement date will be recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date.

Note 6 -- Comprehensive Loss

     Comprehensive loss consists of net loss, as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net loss. Our comprehensive loss for the three months ended March 31, 2002 and 2001 was $6.4 million and $17.0 million, respectively. The change in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31 was as follows (in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  -------------    -------------
Balance at beginning of period..................................................  $          19    $          -

Other comprehensive income (loss), net of tax:
     Cumulative effect of change in accounting principle - January 1, 2001......  $           -    $    (34,252)
     Reclassification adjustment for settled contracts..........................              -          24,216
     Foreign currency translation adjustment....................................             (6)            (75)
                                                                                  -------------    ------------
Balance at end of period........................................................  $          13    $    (10,111)
                                                                                  =============    =============

Note 7 -- Derivative Instruments and Hedging Activities

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, and recorded a cumulative transition loss of $34.3 million net of tax, to accumulated other comprehensive income as to the effect of the change in accounting principle. The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

     We regularly use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments, which are generally placed with counter parties which we believe to be of high credit quality, may take the form of futures contracts, swaps or options. In addition to these instruments, we also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts.

     We have not attempted to qualify for the hedge provisions under SFAS 133 and have not designated our derivatives as hedging instruments. Accordingly, we have accounted for the changes in market value of these derivatives through current earnings. Gains and losses on all derivative instruments are included in other income (expense) on the consolidated financial statements.

     As of March 31, 2002, we had derivative and fixed-price contracts in place for the following natural gas and oil volumes:

                                                                                                   Average
                                                                                                    Fixed
       Period                                                                      Volumes          Price
       ------                                                                      -------          -----
       Natural gas (MMBtu):
         2002................................................................     7,944,000      $     2.92
         2003................................................................     6,080,000            3.02

       Oil (Bbl):
         2002................................................................       275,000      $    24.38

     As of March 31, 2002, the fair value of the swap agreements we had entered into was a current liability of $5.4 million and long-term liability of $2.1 million. The derivative assets and liabilities represent the difference between contract prices and future market prices on contracted volumes of the commodities as of March 31, 2002. The net loss on derivative instruments of $7.4 million and $20.5 million for the three months ended March 31, 2002 and 2001, respectively, are detailed below (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             -----------------------------
                                                                                  2002             2001
                                                                             -------------   -------------
         Gain (loss) on settled contracts during the period................  $       1,277   $     (23,254)
         Gain (loss) on open derivative positions at March 31, 2002........         (8,717)          2,741
                                                                             -------------   -------------
           Total...........................................................  $      (7,440)  $     (20,513)
                                                                             =============   =============

Note 8 -- Commitments and Contingencies

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

    While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. Since the legal and arbitration proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million was charged to earnings in 2001 along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against us alleging formation of a contract with us and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

    We are also, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     ATP Oil & Gas Corporation ("ATP"), a Texas corporation, was formed on August 8, 1991 and is engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2001 Annual Report on Form 10-K includes a discussion of our critical accounting policies.

Results of Operations

     Currently, our derivative instruments are not designated as hedging instruments under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, and any gains or losses from these activities are included in other income (expense). The following table sets forth selected financial and operating information for our natural gas and oil operations inclusive of the effects of risk management activities:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             -----------------------------
                                                                                  2002             2001
                                                                             -------------   -------------
       Production:
         Natural gas (MMcf)................................................          4,476           5,151
         Oil and condensate (MBbls)........................................            427             108
                                                                             -------------   -------------
           Total (MMcfe)...................................................          7,035           5,800

       Revenues (in thousands):
         Natural gas.......................................................  $      10,701   $      35,555
         Effects of risk management activities (1).........................          1,277         (23,254)
                                                                             -------------   -------------
           Total...........................................................  $      11,978   $      12,301
                                                                             =============   =============

         Oil and condensate................................................  $       7,909   $       2,950
         Effects of risk management activities.............................           -               -
                                                                             -------------   -------------
           Total...........................................................  $       7,909   $       2,950
                                                                             =============   =============

         Natural gas, oil and condensate...................................  $      18,610   $      38,505
         Effects of risk management activities (1).........................          1,277         (23,254)
                                                                             -------------   -------------
           Total...........................................................  $      19,877   $      15,251
                                                                             =============   =============

                                                                            Table and footnote continued on following page

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             -----------------------------
                                                                                  2002             2001
                                                                             -------------   -------------
       Average sales price per unit:
         Natural gas (per Mcf).............................................  $        2.39   $        6.90
         Effects of risk management activities (per Mcf)...................           0.29           (4.51)
                                                                             -------------   -------------
           Total...........................................................  $        2.68   $        2.39
                                                                             =============   =============

         Oil and condensate (per Bbl)......................................  $       18.54   $       27.22
         Effects of risk management activities (per Bbl)...................           -               -
                                                                             -------------   -------------
           Total...........................................................  $       18.54   $       27.22
                                                                             =============   =============

         Natural gas, oil and condensate (per Mcfe)........................  $        2.65   $        6.64
         Effects of risk management activities (per Mcfe)..................           0.18           (4.01)
                                                                             -------------   -------------
           Total...........................................................  $        2.83   $        2.63
                                                                             =============   =============

       Expenses (per Mcfe):
         Lease operating expense...........................................  $        0.54  $         0.35
         General and administrative........................................           0.35            0.33
         Depreciation, depletion and amortization..........................           1.69            1.90
--------------------
(1) Represents the gain (loss) on the settlement of derivatives attributable to first quarter
    2002 and 2001 production of 7.0 Bcfe and 5.8 Bcfe, respectively.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

     For the three months ended March 31, 2002, we reported a net loss of $6.4 million, or $0.31 per share on total revenue of $19.8 million, as compared with a net loss of $6.9 million, or $0.38 per share on total revenue of $41.4 million in the first quarter of 2001. Adjusted EBITDA increased 18% in the first quarter of 2002 to $13.7 million from $11.6 million in the first quarter of 2001. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation, depletion and amortization, impairments on oil and gas properties, unrealized gains and losses, non-cash compensation expense and extraordinary items. Our Adjusted EBITDA margin increased to 65% as compared to 63% in the prior quarter. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenues which are inclusive of any realized derivative gains and losses. Adjusted EBITDA is not a calculation based on generally accepted accounting principles. Our Adjusted EBITDA calculation may not be comparable to other similarly titled measures of other companies.

     Oil and Gas Revenue. Our revenue from natural gas and oil production for the first quarter of 2002 decreased over the same period in 2001 by approximately 52%, from $38.5 million to $18.6 million. This decrease was primarily due to an approximate 65% decrease in our natural gas sales price partially offset by a 21% increase in production. The increase in production volumes from 5.8 Bcfe to 7.0 Bcfe was attributable to new wells brought on line subsequent to the first quarter of 2001.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $1.2 million in the first quarter of 2002 as compared to $2.9 million in the first quarter of 2001. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $6.52 in the first quarter of 2001 to $2.62 in the first quarter of 2002.

     Lease Operating Expense. Lease operating expenses for the first quarter of 2002 increased to $3.8 million from $2.4 million in the first quarter of 2001. This increase was attributable to an increase in production volumes and certain wells which were acquired subsequent to the first quarter of 2001.

     Gas Purchased-Marketing. Our cost of purchased gas was $1.1 million for the first quarter of 2002 compared to $2.9 million for the first quarter of 2001. The average cost decreased from $6.41 per MMBtu in 2001 to $2.52 per MMBtu in 2002.

     General and Administrative Expense. General and administrative expense increased to $2.5 million for the first quarter of 2002 compared to $1.9 million for the same period in 2001. The primary reason for the increase was the result of increased expenses related to being a public company for an entire quarter and bank charges connected with financing arrangements.

     Non-Cash Compensation Expense. In the first quarter of 2002 and 2001, we recorded a non-cash charge to compensation expense of approximately $0.2 million and $1.6 million, respectively, for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The total expected expense as of the measurement date will be recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9,
2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 8% from the first quarter 2001 amount of $11.0 million to the first quarter 2002 amount of $11.9 million. The average DD&A rate was $1.69 per Mcfe in the first quarter of 2002 compared to $1.90 per Mcfe in the same quarter of 2001.

     Impairment Expense. For the first quarter of 2001, we recorded an impairment of $8.5 million due primarily to drilling an unsuccessful development well. We recorded no impairments in the first quarter of 2002.

     Other Income (Expense). In the first quarter of 2002 and 2001, we recorded a net loss on derivative instruments of $7.4 million and $20.5 million, respectively. The net loss in 2002 is comprised of a realized gain of $1.3 million for derivative contracts settled in the quarter and an unrealized loss of $8.7 million representing the change in fair market value of the open derivative positions at March 31, 2002. The net loss in 2001 is comprised of a realized loss of $22.8 million for derivative contracts settled in the quarter and an unrealized gain of $2.3 million representing the change in fair market value of the open derivative positions at March 31, 2001.

     Interest expense decreased to $2.7 million in the first quarter of 2002 from $3.3 million in the comparable quarter of 2001 primarily due to lower borrowing levels in addition to a slight decrease in interest rates.

Liquidity and Capital Resources

     We have financed our acquisition and development activities through a combination of project-based development arrangements, bank borrowings and proceeds from our February 2001 IPO, as well as cash from operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our planned capital requirements through the end of 2002. However, future cash flows are subject to a number of variables including increased available borrowings and the level of production and oil and natural gas prices. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and gas reserves. No assurance can be given that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of operations and capital expenditures. A material reduction in the borrowing base or an increase in the monthly reduction amount by our lenders would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. In periods of reduced availability of funds from either cash flows or credit sources we have delayed planned capital expenditures and will continue to do so when necessary, which could negatively impact our future revenues and cash flows.

  Cash Flows

                                                                        Three Months Ended,
                                                                             March 31,
                                                                   ----------------------------
                                                                        2002           2001
                                                                   -------------   ------------
                                                                           (in thousands)
         Cash provided by (used in)
            Operating activities.................................  $       7,233   $     22,113
            Investing activities.................................         (5,766)       (48,375)
            Financing activities.................................         (4,047)        42,959

     Cash provided by operating activities in the first quarter of 2002 and 2001 was $7.2 million and $22.1 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices from the first quarter of 2001, somewhat offset by the 21% increase in production. In addition, our significant decrease in development activity during the first quarter of 2002 allowed us to use available cash to reduce amounts owed to third parties.

     Cash used in investing activities in the first quarter of 2002 and 2001 was $5.8 million and $48.3 million, respectively. We incurred no costs for the one acquisition made in the first quarter of 2002 and incurred $5.2 million for development activity on one project that was postponed in 2001. In the first quarter of 2001, $23.1 million was used for the acquisition of eleven properties in the Gulf of Mexico and the Southern Gas Basin of the North Sea.

     Cash used in financing activities in the first quarter of 2002 represents principal payments on our credit facility. Cash provided from financing activities in the first quarter of 2001 included the proceeds from our initial public offering in February 2001 of $78.3 million and the repayment of our prior credit facility of $27.8 million.

  Credit Facilities

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our U.K. subsidiary and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. As amended, the amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At March 31, 2002, the borrowing base was $66.0 million with a $2.0 million scheduled monthly reduction for April, May and June 2002. On May 10, 2002, the borrowing base was redetermined to be $64.0 million as of May 1, 2002. Future monthly reduction amounts, if any, will be set at the next redetermination date. The redetermination dates are on or around the first business day of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. The next scheduled redetermination date is on or around the first business day of July 2002. The $24.0 million of current maturities of long-term debt assumes there is no change in the monthly reduction amount of the borrowing base during the next twelve months. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations during 2002. As of March 31, 2002, all of our borrowing base under the agreement was outstanding.

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

  Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We have not been notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations during 2002. As of March 31, 2002, all of our borrowing base under the agreement was outstanding.

     As of March 31, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements. We anticipate that we will be in compliance with all financial covenants for both agreements for the remainder of the year.

   Working Capital

     In compliance with the definition of working capital in our credit facilities which excludes current maturities of long-term debt and the current portion of future commodity contracts and other derivatives, we had a deficit of approximately $4.6 million at March 31, 2002 as compared to a deficit of approximately $9.0 million at December 31, 2001. The improvement in our working capital is the result of the reduction of our current liabilities through cash flows from operations and the reduction of expenditures related to current development activity.

     Our planned development, acquisition and debt reduction programs are projected to be funded by available cash flow from our 2002 operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future capital requirements. In addition to these measures, we are currently in discussions with potential investors to provide additional capital. These discussions involve increases to our current credit facilities, new credit facilities, sale of interests in selected properties and the potential sale and lease back of certain of our platforms and pipelines. We have also explored the possibility of the issuance of new debt or equity in both the public and private markets. Completion of any of these potential financings will expand our capabilities to further reduce our outstanding indebtedness, increase our working capital and expand or accelerate our 2002 development and acquisition program. There can be no assurance however, that we will be successful in negotiating any of these transactions or that the form of the transaction will be acceptable to both the potential investor and our management or our board of directors.

  Commitments and Contingencies

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

    While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. Since the legal and arbitration proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million was charged to earnings in 2001 along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against us alleging formation of a contract with us and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

    We are also, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Accounting Pronouncements

     In June 2001, the FASB SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We are currently assessing the impact of SFAS 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on our consolidated financial position, results of operations or cash flows.

     In August 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We are exposed to various market risks, including volatility in natural gas and oil commodity prices and interest rates. To manage such exposure, we monitor our expectations of future commodity prices and interest rates when making decisions with respect to risk management. Substantially all of our derivative contracts are entered into with counter parties which we believe to be of high credit quality and the risk of credit loss is considered insignificant.

     Commodity Price Risk. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell most of our natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, we periodically enter into arrangements that usually consist of swaps or price collars that are settled in cash. However, these contracts also limit the benefits we would realize if commodity prices increase. In addition to these arrangements, we also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management's estimated value of the estimated proved reserves at the then current natural gas and oil prices. We will enter into short term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements.

     As of March 31, 2002, we had derivative and fixed-price contracts in place for the following natural gas and oil volumes:

                                                                                                   Average
                                                                                                    Fixed
       Period                                                                      Volumes          Price
       ------                                                                      -------          -----
       Natural gas (MMBtu):
         2002 ...............................................................     7,944,000      $     2.92
         2003 ...............................................................     6,080,000            3.02

       Oil (Bbl):
         2002 ...............................................................       275,000      $    24.38

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

                           PART II. OTHER INFORMATION

Items 1, 2, 3, 4 & 5 are not applicable and have been omitted.

Item 6 - Exhibits and Reports on Form 8-K

     A. Exhibits - None

     B. Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                          ATP Oil & Gas Corporation

Date:   May 15, 2002                      By: /s/ Albert L. Reese, Jr.
                                              --------------------------------
                                              Albert L. Reese, Jr.
                                              Senior Vice President and Chief
                                              Financial Officer