Form 10-Q
period 2002-06-30
ATP OIL & GAS CORP
filed 2002-08-13
CIK 1123647

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

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of Registrant's common stock, par value $0.001, as of August 12, 2002, was 20,316,267.

================================================================================

                            ATP OIL & GAS CORPORATION

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets:
               June 30, 2002 (unaudited) and December 31, 2001 ........................    3
       Consolidated Statements of Operations:
               For the three and six months ended June 30, 2002 and 2001 (unaudited)       4
       Consolidated Statements of Cash Flows:
               For the six months ended June 30, 2002 and 2001 (unaudited) ............    5
       Notes to Consolidated Financial Statements (unaudited) .........................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .........................................   12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................   20

PART II. OTHER INFORMATION ............................................................   22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                                                  June 30,     December 31,
                                                                                    2002          2001
                                                                                ------------  --------------
                                                                                (unaudited)

                                 Assets
Current assets
    Cash and cash equivalents ................................................   $   5,703    $   5,294
    Accounts receivable (net of allowance of $1,430 and $1,423, respectively)       13,988       10,371
    Commodity contracts and other derivatives ................................        --          1,936
    Other current assets .....................................................       3,584        1,754
                                                                                 ---------    ---------
       Total current assets ..................................................      23,275       19,355
                                                                                 ---------    ---------
Oil and gas properties
    Oil and gas properties (using the successful efforts method of accounting)     331,199      319,506
    Less: Accumulated depreciation, depletion, impairment and amortization ...    (211,205)    (186,473)
                                                                                 ---------    ---------
       Oil and gas properties, net ...........................................     119,994      133,033
                                                                                 ---------    ---------
Furniture and fixtures (net of accumulated depreciation) .....................         735          794
Deferred tax asset ...........................................................      20,947       19,228
Other assets, net ............................................................       3,421        5,154
                                                                                 ---------    ---------
       Total assets ..........................................................   $ 168,372    $ 177,564
                                                                                 =========    =========

                  Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accruals ............................................   $  20,063    $  26,426
    Current maturities of long-term debt .....................................      18,000       22,000
    Commodity contracts and other derivatives ................................       5,128          --
                                                                                 ---------    ---------
       Total current liabilities .............................................      43,191       48,426

Long-term debt ...............................................................      72,242       78,111
Commodity contracts and other derivatives ....................................       1,773          671
Deferred revenue .............................................................       1,204        1,296
Other long-term liabilities and deferred obligations .........................       7,698        4,068
                                                                                 ---------    ---------
       Total liabilities .....................................................     126,108      132,572
                                                                                 ---------    ---------
Shareholders' equity
    Preferred stock: $0.001 par value, 10,000,000 shares authorized;
       none issued ...........................................................         --           --
    Common stock: $0.001 par value, 100,000,000 shares authorized;
       20,390,107 issued and 20,314,267 outstanding at June 30, 2002;
       20,388,488 issued and 20,312,648 outstanding at December 31, 2001 .....          20           20
    Additional paid in capital ...............................................      80,967       80,478
    Accumulated deficit ......................................................     (37,806)     (34,614)
    Accumulated other comprehensive income (loss) ............................          (6)          19
    Treasury stock ...........................................................        (911)        (911)
                                                                                 ---------    ---------
       Total shareholders' equity ............................................      42,264       44,992
                                                                                 ---------    ---------
       Total liabilities and shareholders' equity ............................   $ 168,372    $ 177,564
                                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          2002           2001           2002            2001
                                                     -------------   -------------  -------------  -------------
Revenue:
   Oil and gas production .......................    $      27,742   $      29,005  $      46,352  $      67,510
   Gas sold - marketing .........................            1,569           2,030          2,749          4,968
                                                     -------------   -------------  -------------  -------------
     Total revenues .............................           29,311          31,035         49,101         72,478
                                                     -------------   -------------  -------------  -------------
Costs and operating expenses:
   Lease operating expenses .....................            3,542           4,807          7,357          7,253
   Gas purchased - marketing ....................            1,524           1,981          2,660          4,867
   Geological and geophysical expenses ..........               54             112             11            472
   General and administrative expenses ..........            2,556           2,135          5,034          4,050
   Non-cash compensation expense
     (general and administrative) ...............              244             882            487          2,466
   Depreciation, depletion and amortization .....           13,030          14,072         24,890         25,104
   Impairment on oil and gas properties .........             -              5,705           -            14,183
                                                     -------------   -------------  -------------  -------------
     Total costs and operating expenses .........           20,950          29,694         40,439         58,395
                                                     -------------   -------------  -------------  -------------
Income from operations ..........................            8,361           1,341          8,662         14,083
                                                     -------------   -------------  -------------  -------------

Other income (expense):
   Interest income ..............................               10             137             26            793
   Interest expense .............................           (2,614)         (1,713)        (5,280)        (5,021)
   Gain (loss) on derivative instruments ........             (879)          6,351         (8,319)       (14,162)
                                                     -------------   -------------  -------------  -------------
     Total other income (expense) ...............           (3,483)          4,775        (13,573)       (18,390)
                                                     -------------   -------------  -------------  -------------
Income (loss) before income taxes and
   extraordinary item ...........................            4,878           6,116         (4,911)        (4,307)
Income tax (expense) benefit:
   Current ......................................             -                 59           -               -
   Deferred .....................................           (1,707)         (2,362)         1,719          1,247
                                                     -------------   -------------  -------------  -------------
Income (loss) before extraordinary item .........            3,171           3,813         (3,192)        (3,060)
Extraordinary item, net of tax ..................             -               (602)          -              (602)
                                                     -------------   -------------  -------------  -------------
Net income (loss) ...............................    $       3,171   $       3,211  $      (3,192) $      (3,662)
                                                     =============   =============  =============  =============

Basic and diluted earnings (loss) per
  common share:
     Income (loss) before extraordinary item ....    $        0.16   $       0.19   $       (0.16) $       (0.16)
     Extraordinary item, net of tax .............             -             (0.03)           -             (0.03)
                                                     -------------   ------------   -------------  -------------
     Net income (loss) per common share .........    $        0.16   $       0.16   $       (0.16) $       (0.19)
                                                     =============   ============   =============  =============

Weighted average number of common shares:
   Basic ........................................           20,314          20,287         20,314         19,093
                                                     =============   =============  =============  =============
   Diluted ......................................           20,456          20,705         20,314         19,093
                                                     =============   =============  =============  =============

          See accompanying notes to consolidated financial statements.

                                     ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In Thousands)
                                                     (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                           2002           2001
                                                                                      -------------  --------------
Cash flows from operating activities
    Net loss ......................................................................       $ (3,192)     $ (3,662)
    Adjustments to reconcile net loss to net cash
       provided by operating activities -
         Depreciation, depletion and amortization .................................         24,890        25,104
         Impairment of oil and gas properties .....................................             -         14,183
         Amortization of deferred financing costs .................................            768           308
         Extraordinary item .......................................................             -            926
         Net (assets) liabilities from risk management activities .................          8,166       (16,774)
         Deferred taxes ...........................................................         (1,719)       (1,572)
         Non-cash compensation expense ............................................            487         2,466
         Other non-cash items .....................................................            154           (64)
    Changes in assets and liabilities -
       Accounts receivable and other ..............................................         (3,988)       13,178
       Accounts payable and accruals ..............................................         (6,363)       20,070
       Other long-term assets .....................................................           (388)         (282)
       Other long-term liabilities and deferred credits ...........................          3,538          (105)
                                                                                          --------      --------
Net cash provided by operating activities .........................................         22,353        53,776
                                                                                          --------      --------
Cash flows from investing activities
    Additions and acquisitions of oil and gas properties ..........................        (11,693)      (81,933)
    Additions to furniture and fixtures ...........................................            (95)         (288)
                                                                                          --------      --------
Net cash used in investing activities .............................................        (11,788)      (82,221)
                                                                                          --------      --------
Cash flows from financing activities
    Proceeds from initial public offering .........................................             -         78,330
    Payment of offering costs .....................................................             -           (893)
    Proceeds from long-term debt ..................................................             -         65,000
    Payments of long-term debt ....................................................        (10,000)      (32,750)
    Proceeds from non-recourse borrowings .........................................             -          3,359
    Payments of non-recourse borrowings ...........................................             -        (92,138)
    Deferred financing costs ......................................................           (158)       (1,777)
    Treasury stock purchases ......................................................             -           (911)
    Other .........................................................................              2           165
                                                                                          --------      --------
Net cash provided by (used in) financing activities ...............................        (10,156)       18,385
                                                                                          --------      --------
Increase (decrease) in cash and cash equivalents ..................................            409       (10,060)
Cash and cash equivalents, beginning of period ....................................          5,294        18,136
                                                                                          --------      --------
Cash and cash equivalents, end of period ..........................................       $  5,703      $  8,076
                                                                                          ========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ......................................       $  3,343      $    909
                                                                                          ========      ========
    Cash paid during the period for taxes .........................................       $     -       $     -
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

     The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2002 and December 31, 2001, the results of our operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The results of operations for the three and six months ended June 30, 2002 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2001 Annual Report on Form 10-K.

Note 2 -- Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. We will adopt the statement for our fiscal year beginning January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We are currently assessing the impact of SFAS 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The statement is effective for fiscal years beginning after May 15, 2002. We will adopt the provisions of SFAS 145 for our fiscal year beginning January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect our future financial position or liquidity. When we adopt the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in our consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income
(loss) from continuing operations of those periods.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt the provisions of SFAS 146 on January 1, 2003 and are currently assessing the impact of the statement on our financial position and results of operations, if any.

Note 3 -- Long-Term Debt

     Long-term debt as of the dates indicated was as follows (in thousands):

                                                           June 30,    December 31,
                                                             2002          2001
                                                          -----------  -----------
Credit facility .......................................   $  60,000    $  70,000
Note payable, net of unamortized discount of $1,008 and
  $1,139, respectively ................................      30,242       30,111
                                                          ---------    ---------
Total debt ............................................      90,242      100,111
Less current maturities ...............................     (18,000)     (22,000)
                                                          ---------    ---------
     Total long-term debt .............................   $  72,242    $  78,111
                                                          =========    =========

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our foreign subsidiaries and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At June 30, 2002, the borrowing base was $60.0 million, all of which was outstanding. During July 2002, we made a $2.0 million principal payment in accordance with the scheduled reduction. On July 31, 2002, the agreement was amended and restated and the borrowing base was increased to $62.0 million with a $2.0 million borrowing base reduction scheduled to commence on September 1, 2002, instead of the previously scheduled August 27, 2002. The redetermination dates are scheduled during the first month of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. The $18.0 million of current maturities of long-term debt is based upon the borrowing base and monthly reduction amounts which were established on July 31, 2002. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The July 31, 2002 amended credit facility extended the maturity from November 2003 to May 2004. Our credit facility contains conditions and restrictive provisions, among other things, (1) limiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and
(3) maintaining certain financial ratios.

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We have not been notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations. As of June 30, 2002, all of our borrowing base under the agreement was outstanding.

     As of June 30, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements. We anticipate that we will be in compliance with all of the covenants for both agreements for the remainder of the year.

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

     Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        ------------------------  ------------------------
                                                           2002          2001         2002         2001
                                                        -----------  -----------  -----------  -----------
Net income (loss) ...................................   $     3,171  $     3,211  $    (3,192) $    (3,662)
                                                        ===========  ===========  ===========  ===========
Weighted average shares outstanding - basic .........        20,314       20,287       20,314       19,093
Effect of dilutive securities - stock options .......           142          418         -            -
                                                        -----------  -----------  -----------  -----------
Weighted average shares outstanding - diluted .......        20,456       20,705       20,314       19,093
                                                        ===========  ===========  ===========  ===========

Net income (loss) per share - basic and diluted .....   $      0.16  $      0.16  $     (0.16) $     (0.19)
                                                        ===========  ===========  ===========  ===========

Note 5 -- Comprehensive Income

     Comprehensive income consists of net income, as reflected on the consolidated statement of operations, and other gains and losses affecting shareholders' equity that are excluded from net income. The change in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                          ------------------------  ------------------------
                                                             2002          2001         2002         2001
                                                          -----------  -----------  -----------  -----------
Balance at beginning of period .......................        $   13    $ (10,111)     $   19      $      -
Cumulative effect of change in accounting
   principle - January 1, 2001 .......................             -            -           -        (34,252)
Reclassification adjustment for settled contracts ....                      4,765           -         28,981
Foreign currency translation adjustment ..............           (19)          11         (25)           (64)
                                                              ------    ---------      ------      ---------
Balance at end of period .............................        $   (6)   $  (5,335)     $   (6)     $  (5,335)
                                                              ======    ==========     ======      =========

     Total comprehensive income for the three months ended June 30, 2002 was $3.2 million and total comprehensive loss for the six months ended June 30, 2002 was $3.2 million. Total comprehensive income for the three months ended June 30, 2001 was $8.0 million and total comprehensive loss for the six months ended
June 30, 2001 was $9.0 million.

Note 6 -- Stock Option Compensation

     In the first half of 2002, we recorded a non-cash charge to compensation expense of approximately $0.5 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The total expected expense as of the measurement date will be recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date. In the first half of 2001, we recorded a non-cash compensation expense of $2.0 million for the above options and an additional non-cash compensation expense of $0.5 million related to certain options granted prior to September 1999 and exercised in the first half of 2001. The additional $0.5 million expense was recorded as a result of the manner in which those shares were exercised.

Note 7 -- Derivative Instruments and Price Risk Management Activities

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, and recorded a cumulative transition loss of $34.3 million, net of tax, to accumulated other comprehensive income to account for the effect of the change in accounting principle. The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

     We regularly use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments, which are generally placed with counter parties which we believe to be of high credit quality, may take the form of futures contracts, swaps or options.

     At June 30, 2002, we had not attempted to qualify our derivatives for the hedge accounting provisions under SFAS 133. Accordingly, we have accounted for the changes in market value of these derivatives through current earnings. Gains and losses on all derivative instruments are included in other income (expense) on the consolidated financial statements.

     As of June 30, 2002, we had derivative contracts in place for the following natural gas and oil volumes:

                                                             Average
                                                              Fixed
       Period                                Volumes          Price
       ------                                -------         -------
       Natural gas (MMBtu):
        Remainder of 2002 ................  4,418,000        $   2.92
         2003 ............................  6,080,000            3.02

       Oil (Bbl):
        Remainder of 2002 ................    123,000        $  24.07
         2003 ............................    182,500           24.10

     As of June 30, 2002, the fair value of the derivative instruments we had entered into was a current liability of $5.1 million and long-term liability of $1.8 million. The derivative assets and liabilities represent the difference between contract prices and future market prices on contracted volumes of the commodities as of June 30, 2002. The net gain or loss on derivative instruments is detailed below for the periods indicated (in thousands):

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  ------------------------
                                                                 2002          2001         2002         2001
                                                              -----------  -----------  -----------  -----------
Loss on settled contracts during the period ..............    $    (1,430) $    (3,294) $      (153) $   (26,548)
Gain (loss) on open derivative positions at June 30 ......            551        9,645       (8,166)      12,386
                                                              -----------  -----------  -----------  -----------
   Total .................................................    $      (879) $     6,351  $    (8,319) $   (14,162)
                                                              ===========  ===========  ===========  ===========

     In addition to these derivative instruments, we also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. As of June 30, 2002, we had fixed-price contracts in place for the following natural gas and oil volumes:

                                                               Average
                                                                Fixed
  Period                                       Volumes          Price
  ------                                      ---------      -----------
  Natural gas (MMBtu):
   Remainder of 2002 .....................    1,688,000      $     3.58
    2003 .................................    4,226,000            3.82

  Oil (Bbl):
   Remainder of 2002 .....................       92,000      $    25.25


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

    While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time the sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. The arbitration is presently scheduled for mid to late February of 2003. Since the legal and arbitration proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million was charged to earnings in 2001 along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against ATP alleging formation of a contract with ATP and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

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

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     ATP Oil & Gas Corporation ("ATP"), a Texas corporation, was formed on August 8, 1991 and is engaged in the acquisition, development and production of natural gas and oil properties in the outer continental shelf of the Gulf of Mexico, in the shallow-deep waters of the Gulf of Mexico and in the Southern Gas Basin of the North Sea. We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs, developing the properties in a relatively short period of time and by operating the properties efficiently.

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

                                               Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              --------------------    --------------------
                                                2002        2001        2002        2001
                                              --------    --------    --------    --------
Production:
  Natural gas (MMcf) ......................      5,552       5,634      10,028      10,786
  Oil and condensate (MBbls) ..............        385          94         812         203
                                              --------    --------    --------    --------
    Total (Mmcfe) .........................      7,864       6,201      14,899      12,001

Revenues (in thousands):
  Natural gas .............................   $ 18,561    $ 26,571    $ 29,262    $ 62,125
  Effects of risk management activities (1)     (1,305)     (3,294)        (28)    (26,548)
                                              --------    --------    --------    --------
    Total .................................   $ 17,256    $ 23,277    $ 29,234    $ 35,577
                                              ========    ========    ========    ========

  Oil and condensate ......................   $  9,181    $  2,434    $ 17,090    $  5,385
  Effects of risk management activities (1)       (125)       --          (125)       --
                                              --------    --------    --------    --------
    Total .................................   $  9,056    $  2,434    $ 16,965    $  5,385
                                              ========    ========    ========    ========

  Natural gas, oil and condensate .........   $ 27,742    $ 29,005    $ 46,352    $ 67,510
  Effects of risk management activities (1)     (1,430)     (3,294)       (153)    (26,548)
                                              --------    --------    --------    --------
    Total .................................   $ 26,312    $ 25,711    $ 46,199    $ 40,962
                                              ========    ========    ========    ========

                                  Table and footnote continued on following page

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                            2002          2001         2002         2001
                                                         -----------  -----------  -----------  -----------
Average sales price per unit:
  Natural gas (per Mcf) ...............................    $ 3.34        $ 4.72        $ 2.92      $ 5.76
  Effects of risk management activities (per Mcf) .....     (0.24)        (0.59)         -          (2.46)
                                                           ------        ------        ------      ------
    Total .............................................    $ 3.10        $ 4.13        $ 2.92      $ 3.30
                                                           ======        ======        ======      ======

  Oil and condensate (per Bbl) ........................    $23.83        $25.75        $21.05      $26.56
  Effects of risk management activities (per Bbl) .....     (0.32)         -            (0.15)          -
                                                           ------        ------        ------      ------
    Total .............................................    $23.51        $25.75        $20.90      $26.56
                                                           ======        ======        ======      ======

  Natural gas, oil and condensate (per Mcfe) ..........    $ 3.53        $ 4.68        $ 3.11      $ 5.62
  Effects of risk management activities (per Mcfe) ....     (0.18)        (0.53)        (0.01)      (2.21)
                                                           ------        ------        ------      ------
    Total .............................................    $ 3.35        $ 4.15        $ 3.10      $ 3.41
                                                           ======        ======        ======      ======
Expenses (per Mcfe):
  Lease operating expense .............................    $ 0.45        $ 0.78        $ 0.49      $ 0.60
  General and administrative ..........................      0.33          0.34          0.34        0.34
  Depreciation, depletion and amortization ............      1.66          2.27          1.67        2.09

------------
(1) Represents the loss on the settlement of derivatives attributable to second quarter 2002 and 2001 production of 7.9 Bcfe and 6.2 Bcfe, respectively, and first half 2002 and 2001 production of 14.9 Bcfe and 12.0 Bcfe, respectively.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

     For the three months ended June 30, 2002, we reported net income of $3.2 million, or $0.16 per share on total revenue of $29.3 million, as compared with net income of $3.2 million, or $0.16 per share on total revenue of $31.0 million in the second quarter of 2001.

     Oil and Gas Revenue. Our revenue from natural gas and oil production for the second quarter of 2002 decreased from the same period in 2001 by approximately 4%, from $29.0 million to $27.7 million. This decrease was primarily due to an approximate 19% decrease in our sales price per Mcfe partially offset by a 27% increase in production. The increase in production volumes from 6.2 Bcfe to 7.9 Bcfe was attributable to development activities on three properties which were completed subsequent to June 30, 2001.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $1.6 million in the second quarter of 2002 as compared to $2.0 million in the second quarter of 2001. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $4.46 in the second quarter of 2001 to $3.45 in the second quarter of 2002.

     Lease Operating Expense. Lease operating expenses for the second quarter of 2002 decreased to $3.5 million from $4.8 million in the second quarter of 2001. This decrease was attributable to costs of $1.5 million incurred on workover activities on three of our properties in the second quarter of 2001. No workovers were performed in the second quarter of 2002. In addition, recurring lease operating expense decreased on a per Mcfe basis as a result of restructuring existing contracts and cost structures resulting in significant costs savings in the current quarter.

     Gas Purchased-Marketing. Our cost of purchased gas was $1.5 million for the second quarter of 2002 compared to $2.0 million for the second quarter of 2001. The average cost decreased from $4.36 per MMBtu in 2001 to $3.35 per MMBtu in 2002.

     General and Administrative Expense. General and administrative expense increased to $2.6 million for the second quarter of 2002 compared to $2.1 million for the same period in 2001. The primary reason for the increase was the result of increased activities in our U.K. office.

     Non-Cash Compensation Expense. In the second quarter of 2002, we recorded a non-cash charge to compensation expense of approximately $0.2 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The total expected expense as of the measurement date will be recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date. In the second quarter of 2001, we recorded a non-cash compensation expense of $0.4 million for the above options and an additional non-cash compensation expense of $0.5 million related to certain options granted prior to September 1999 and exercised in the second quarter of 2001. The additional $0.5 million expense was recorded as a result of the manner in which those shares were exercised.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense decreased 7% from the second quarter 2001 amount of $14.1 million to the second quarter 2002 amount of $13.0 million. The average DD&A rate was $1.66 per Mcfe in the second quarter of 2002 compared to $2.27 per Mcfe in the same quarter of 2001 as a result of impairments recorded in the prior year.

     Impairment Expense. We recorded no impairments in the second quarter of 2002. For the second quarter of 2001, we recorded impairments of $5.7 million due primarily to reductions in expected future cash flows on four properties due to lower natural gas prices at June 30, 2001.

     Other Income (Expense). In the second quarter of 2002, we recorded a loss on derivative instruments of $0.9 million. The net loss in the second quarter of 2002 is comprised of a realized loss of $1.4 million for derivative contracts settled in the quarter and an unrealized gain of $0.5 million representing the change in fair market value of the open derivative positions at June 30, 2002. In the second quarter of 2001, we recorded a gain on derivative instruments of $6.4 million. The net gain in the second quarter of 2001 was comprised of a realized loss of $3.3 million for derivative contracts settled in the quarter and an unrealized gain of $9.7 million representing the change in fair market value of the open derivative positions at June 30, 2001.

     Interest expense increased to $2.6 million in the second quarter of 2002 from $1.7 million in the comparable quarter of 2001 primarily due to higher borrowing levels and increased amortization resulting from higher debt financing costs.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     For the six months ended June 30, 2002, we reported a net loss of $3.2 million, or $0.16 per share, on total revenue of $49.1 million, as compared with a net loss of $3.7 million, or $0.19 per share, on total revenue of $72.5 million in the first half of 2001.

     Oil and Gas Revenue. Our revenue from natural gas and oil production for the first half of 2002 decreased approximately 31% from the same period in 2001, from $67.5 million to $46.4 million. This decrease was primarily due to an approximate 9% decrease in our sales price per Mcfe, partially offset by a 24% increase in production. The increase in production volumes from 12.0 Bcfe to
14.9 Bcfe was primarily attributable to development activities which were completed subsequent to June 30, 2001.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $2.7 million in the first half of 2002 as compared to $4.9 million in the first half of 2001. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $5.49 in the first half of 2001 to $3.04 in the first half of 2002.

     Lease Operating Expense. Lease operating expense for the first half of 2002 decreased on a Mcfe basis as compared to the first half of 2001 primarily due to the restructuring of existing contracts and cost structures resulting in significant costs savings in the first half of 2002.

     Gas Purchased-Marketing. Our cost of purchased gas was $2.7 million for the first half of 2002 compared to $4.9 million for the first half of 2001. The average cost decreased from $5.38 per MMBtu in 2001 to $2.94 per MMBtu in 2002.

     General and Administrative Expense. General and administrative expense increased to $5.0 million for the first half of 2002 compared to $4.0 million for the same period in 2001. The increase was primary due to higher compensation related costs, increased activities in our U.K. office, public company fees and bank charges connected with financing arrangements.

     Non-cash Compensation Expense. In the first half of 2002, we recorded a non-cash charge to compensation expense of approximately $0.5 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001. The total expected expense as of the measurement date will be recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date. In the first half of 2001, we recorded a non-cash compensation expense of $2.0 million for the above options and an additional non-cash compensation expense of $0.5 million related to certain options granted prior to September 1999 and exercised in the first half of 2001. The additional $0.5 million expense was recorded as a result of the manner in which those shares were exercised.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense decreased slightly from the first half 2001 amount of $25.1 million to the first half 2002 amount of $24.9 million. The average DD&A rate was $1.67 per Mcfe in the first half of 2002 compared to $2.09 per Mcfe in the same half of 2001 as a result of impairments recorded in the prior year.

     Impairment Expense. We recorded no impairments in the second half of 2002. As of June 30, 2001, the future undiscounted cash flows were less than their individual net book value on five of our properties. As a result, we recorded impairments of $14.2 million in the first six months of 2001. These impairments were primarily the result of drilling a non-commercial development well and a reduction in expected future cash flows on the other properties due to lower natural gas prices at June 30, 2001.

     Other Income (Expense). In the first half of 2002, we recorded a loss on derivative instruments of $8.3 million. The net loss in 2002 is comprised of a realized loss of $0.1 million for derivative contracts settled in the period and an unrealized loss of $8.2 million representing the change in fair market value of the open derivative positions at June 30, 2002. In the first half of 2001, we recorded a loss on derivative instruments of $14.2 million. The net loss in 2001 was comprised of a realized loss of $26.2 million for derivative contracts settled in the period and an unrealized gain of $12.0 million representing the change in fair market value of the open derivative positions at June 30, 2001.

     Interest expense increased to $5.3 million in the first half of 2002 from $5.0 million in the comparable half of 2001 primarily due to higher borrowing levels.

Liquidity and Capital Resources

     We have financed our acquisition and development activities through a combination of project-based development arrangements, bank borrowings and proceeds from our February 2001 IPO, as well as cash from operations. We intend to finance our near-term development projects in the Gulf of Mexico and U.K. through available cash flows and the potential sell down of interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

     However, future cash flows are subject to a number of variables including increased available borrowings and the level of production and oil and natural gas prices. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and gas reserves. A material reduction in the borrowing base or an increase in the monthly reduction amount by our lenders would have a material negative impact on our cash flows and our ability to fund future obligations. No assurance can be given that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of operations and capital expenditures. In periods of reduced availability of funds from either cash flows or credit sources we have delayed planned capital expenditures and will continue to do so when necessary. While the delay decreases the amount of capital expenditures in the current period, it could negatively impact our future revenues and cash flows.

   Cash Flows

                                                 Six Months Ended,
                                                      June 30,
                                           ----------------------------
                                                2002           2001
                                           -------------   ------------
                                                   (in thousands)
   Cash provided by (used in)
      Operating activities .............   $   22,353      $  53,776
      Investing activities .............      (11,788)       (82,221)
      Financing activities .............      (10,156)        18,385

     Cash provided by operating activities in the first half of 2002 and 2001 was $22.4 million and $53.8 million, respectively. Cash flow from operations decreased primarily due to the decline in oil and gas prices from the first half of 2001, somewhat offset by the 24% increase in production. In addition, our significant decrease in development activity during the first half of 2002 allowed us to use available cash to reduce amounts owed to third parties.

     Cash used in investing activities in the first half of 2002 and 2001 was $11.8 million and $82.2 million, respectively. We incurred no costs for two acquisitions made in the first half of 2002 and incurred $11.7 million for capital expenditures, of which $9.4 million was incurred for development activity on two projects. In the first half of 2001, capital expenditures for acquisition and development activities were $29.5 million and $52.4 million, respectively.

     Cash used in financing activities in the first quarter of 2002 represents principal payments on our credit facility. Cash provided from financing activities in the first half of 2001 included the proceeds from our initial public offering in February 2001 of $78.3 million, repayment of prior credit facilities of $119.9 million and proceeds of $65.0 million from our then new credit facility.

  Credit Facilities

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our foreign subsidiaries and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. The amount available for borrowing under the facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At June 30, 2002, the borrowing base was $60.0 million, all of which was outstanding. During July 2002, we made a $2.0 million principal payment in accordance with the scheduled reduction. On July 31, 2002, the agreement was amended and restated and the borrowing base was increased to $62.0 million with a $2.0 million borrowing base reduction scheduled to commence on September 1, 2002, instead of the previously scheduled August 27, 2002. The redetermination dates are scheduled during the first month of each calendar quarter at which time the lenders can increase or decrease the borrowing base and the monthly reduction amount. The $18.0 million of current maturities of long-term debt is based upon the borrowing base and monthly reduction amounts which were established on July 31, 2002. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The July 31, 2002 amended credit facility extended the maturity from November 2003 to May 2004. Our credit facility contains conditions and restrictive provisions, among other things, (1) limiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, and
(3) maintaining certain financial ratios.

  Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We have not been notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations. As of June 30, 2002, all of our borrowing base under the agreement was outstanding.

     As of June 30, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements. We anticipate that we will be in compliance with all financial covenants for both agreements for the remainder of the year.

   Working Capital

     At June 30, 2002, we had a working capital deficit of $19.9 million, an improvement over our working capital deficit of $29.1 million at December 31, 2001. In compliance with the definition of working capital in our credit facilities, which excludes current maturities of long-term debt and the current portion of future commodity contracts and other derivatives, we had working capital of approximately $3.2 million at June 30, 2002 as compared to a deficit of approximately $9.0 million at December 31, 2001. The significant improvement in our working capital is the result of the reduction of our current liabilities through cash flows from operations and the reduction of expenditures related to current development activity. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

     Our current year planned development, acquisition and debt reduction programs are projected to be funded by available cash flow from our 2002 operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future capital requirements. In addition to these measures, we are currently in discussions with potential investors to provide additional capital. These discussions involve increases to our current credit facilities, new credit facilities and the sale of interests in selected properties. We have also explored the possibility of the issuance of new debt or equity. Completion of any of these potential financings will expand our capabilities to further reduce our outstanding indebtedness, increase our working capital and expand or accelerate our 2002 and future development and acquisition programs. There can be no assurance however, that we will be successful in negotiating any of these transactions or that the form of the transaction will be acceptable to both the potential investor and our management or our board of directors.

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

    While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time the sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The litigation is in its very early stages with written discovery propounded by ATP, but no answers received, and no depositions taken. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. The arbitration is presently scheduled for mid to late February of 2003. Since the legal and arbitration proceedings have just begun, and a prediction of the outcome would be premature and uncertain, we have not accrued any amount related to this matter. And while we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million was charged to earnings in 2001 along with certain other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against ATP alleging formation of a contract with ATP and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

    We are also, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002. We will adopt the statement for our fiscal year beginning January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We are currently assessing the impact of SFAS 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The statement is effective for fiscal years beginning after May 15, 2002. We will adopt the provisions of SFAS 145 for our fiscal year beginning January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect our future financial position or liquidity. When we adopt the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in our consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income
(loss) from continuing operations of those periods.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt the provisions of SFAS 146 on January 1, 2003 and are currently assessing the impact of the statement on our financial position and results of operations, if any.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We are exposed to various market risks, including volatility in natural gas and oil commodity prices and interest rates. To manage such exposure, we monitor our expectations of future commodity prices and interest rates when making decisions with respect to risk management. Substantially all of our derivative contracts are entered into with counter parties which we believe to be of high credit quality and the risk of credit loss is considered insignificant. We have never experienced a loss on a derivative contract due to the inability of the counter party to fulfill their portion of the contract.

     Commodity Price Risk. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell most of our natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flows, we periodically enter into arrangements that usually consist of swaps or price collars that are settled in cash. However, these contracts also limit the benefits we would realize if commodity prices increase. In addition to these arrangements, we also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. (See Note 7 to our Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during 2002.) Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management's estimated value of the estimated proved reserves at the then current natural gas and oil prices. We will enter into short term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements.

     To calculate the potential effect of the derivative and fixed-price contracts on future income (loss) before taxes, we applied the NYMEX oil and gas strip prices as of June 30, 2002 to the quantity of our oil and gas production covered by those contracts as of that date. The following table shows the estimated potential effects of the derivative and fixed-price contracts on future income (loss) before taxes (in thousands):

                                                   Estimated Increase (Decrease)
                                                         In Income (Loss)
                                                       Before Taxes Due To
                                                   -----------------------------
                                                      10%               10%
                                                   Decrease           Increase
                                                   in Prices          in Prices
                                                   ---------          ---------
Instrument
---------

Natural gas swaps................................   $3,827            $(3,827)
Oil swaps........................................      774               (774)
Natural gas fixed price contracts................    2,235             (2,235)
Oil fixed price contracts........................      242               (242)

     Interest Rate Risk. We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

     Foreign Currency Risk. The net assets, net earnings and cash flows from our wholly owned subsidiary in the U.K. are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. We have not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies.

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

     All statements in this document that are not statements of historical fact are forward looking statements. Forward looking statements include, but are not limited to:

     o    projected operating or financial results;

     o    budgeted or projected capital expenditures;

     o statements about pending or recent acquisitions, including the anticipated closing dates;

     o expectations regarding our planned expansions and the availability of acquisition opportunities;

     o statements about the expected drilling of wells and other planned development activities;

     o expectations regarding natural gas and oil markets in the United States and the United Kingdom; and

     o    timing and amount of future production of natural gas and oil.

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

     There can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. Some of the key factors which could cause actual results to vary from those expected include:

     o    the timing and extent of changes in natural gas and oil prices;

     o the timing of planned capital expenditures and availability of acquisitions;

     o the inherent uncertainties in estimating proved reserves and forecasting production results;

     o operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;

     o the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

     o cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance; and

     o other U.S. or United Kingdom regulatory or legislative developments which affect the demand for natural gas or oil generally, increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells.

                           PART II. OTHER INFORMATION

Items 1, 2, 3, & 5 are not applicable and have been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on April 30, 2002 at the Company's annual meeting of stockholders which was held on June 14, 2002 in Houston, Texas:

     (i) Election of Directors:

                                                                                         Abstained or
                                                                 For         Against       Withheld
                                                              ----------     -------     -------------
    Chris A. Brisack .......................................  20,180,275           -           21,857
    Walter Wendlandt .......................................  20,178,125           -           24,007


(ii) Ratification of KPMG LLP, independent certified public
     accountants, as auditors of the Company's financial
     statements for 2002. ..................................  20,182,462      15,570            4,100


Of the 20,314,267 shares of common stock outstanding on June 14, 2002, 20,202,132 were voted.

All matters received the required number of votes for approval.

Item 6 - Exhibits and Reports on Form 8-K

     A. Exhibits - None

     10.1 Amended and Restated Credit Agreement dated July 31, 2002, among ATP Oil & Gas Corporation, Union Bank of California, N.A., as Agent, Guaranty Bank, FSB, as Co-Agent and the Lenders Signatory thereto.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B. Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                    ATP Oil & Gas Corporation

Date:   August 13, 2002             By:  /s/ Albert L. Reese, Jr.
                                         ---------------------------------------
                                         Albert L. Reese, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer