Form 10-K
period 2002-12-31
ATP OIL & GAS CORP
filed 2003-03-31
CIK 1123647

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002    Commission file number: 000-32261

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

      (Registrant's telephone number, including area code): (713) 622-3311

          Securities Registered Pursuant to Section 12 (b) of the Act:

               Title of each class                    Name of exchange on which registered
  -------------------------------------------        --------------------------------------
    Common Stock, par value $.001 per share                          NASDAQ

        Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[X] No__

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__ No[X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $18,271,364. The number of shares of the Registrant's common stock outstanding as of March 21, 2003 was 20,338,753.

DOCUMENTS INCORPORATED BY REFERENCE: The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's Annual Meeting of Stockholders.

================================================================================

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I ......................................................................................     6

     Item 1.  Business ......................................................................     6
     Item 2.  Properties ....................................................................    14
     Item 3.  Legal Proceedings .............................................................    17
     Item 4.  Submission of Matters to a Vote of Security Holders ...........................    17

Part II .....................................................................................    19

     Item 5.  Market for Registrants Common Units and Related Security Holder Matters .......    19
     Item 6.  Selected Financial Data .......................................................    20
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................................    21
     Item 7a. Quantitative and Qualitative Disclosures about Market Risk ....................    39
     Item 8.  Financial Statements and Supplementary Data ...................................    40
     Item 9.  Disagreements on Accounting and Financial Disclosure ..........................    40

Part III ....................................................................................    41

     Item 10. Directors and Executive Officers of Registrant ................................    41
     Item 11. Executive Compensation ........................................................    41
     Item 12. Security Ownership of Certain Beneficial Owners and Management ................    41
     Item 13. Certain Relationships and Related Transactions ................................    41
     Item 14. Controls and Procedures .......................................................    41

Part IV .....................................................................................    42

     Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............    42


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

     All statements in this document that are not statements of historical fact are forward looking statements. Forward looking statements include, but are not limited to:

     .    projected operating or financial results;
     .    budgeted or projected capital expenditures;
     . expectations regarding our planned expansions and the availability of acquisition opportunities;
     . statements about the expected drilling of wells and other planned development activities;
     . expectations regarding natural gas and oil markets in the United States and the United Kingdom; and
     . estimates of quantities of our proved reserves and the present value thereof, and timing and amount of future production of natural gas and oil.

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

     There can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. Some of the key factors which could cause actual results to vary from those expected include:

     .    the timing and extent of changes in natural gas and oil prices;
     .    the timing of planned capital expenditures;
     . our ability to identify and acquire additional properties necessary to implement our business strategy and our ability to finance such acquisitions;
     . the inherent uncertainties in estimating proved reserves and forecasting production results;
     . operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;
     . the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
     . cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
     . the political and economic climate in the foreign or domestic jurisdictions in which we conduct oil and gas operations, including risk of war or potential adverse results of military or terrorist actions in those areas, and;
     . other United States or United Kingdom regulatory or legislative developments which affect the demand for natural gas or oil generally increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells.

                               CERTAIN DEFINITIONS

    As used herein, the following terms have specific meanings as set forth below:

    Bbls    Barrels of crude oil or other liquid hydrocarbons
    Bcf     Billion cubic feet
    Bcfe    Billion cubic feet equivalent
    MBbls   Thousand barrels of crude oil or other liquid hydrocarbons
    Mcf     Thousand cubic feet of natural gas
    Mcfe    Thousand cubic feet equivalent
    MMBbls  Million barrels of crude oil or other liquid hydrocarbons
    MMBtu   Million british thermal units
    MMcf    Million cubic feet of natural gas
    MMcfe   Million cubic feet equivalent
    MMBoe   Million barrels of crude oil or other liquid hydrocarbons equivalent
    U.S.    United States
    U.K.    United Kingdom of Great Britain and Northern Ireland

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

    Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and gas lease or license assigns the working interest or a portion thereof to another party who desires to drill on the leased or licensed acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in," while the interest transferred by the assignor is a "farm-out."

    Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

     Net feet of natural gas and condensate is the true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

     PV-10 is the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development and abandonment costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-production related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

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

PART I

Item 1. Business

General

    ATP Oil & Gas Corporation ("ATP") was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of natural gas and oil properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea (the "North Sea"). We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation.

     During 2002, we produced approximately 26.5 Bcfe, our seventh consecutive annual increase in production. Natural gas accounted for 67% of our production and all of our 2002 production was from the Gulf of Mexico. In December 2002, we were near completion of our first well in the U.K. Sector - North Sea and, we anticipate first production some time in the first half of 2003.

    We increase our reserves and production primarily through acquisitions and the subsequent development of proved reserves. During 2002 we added proved reserves of approximately 38.5 Bcfe, of which 20.3 Bcf were through acquisitions in the U.K. Sector - North Sea and 4.7 Bcf were through acquisitions in the Gulf of Mexico. The remaining increase of 13.5 Bcfe came from an upward revision in our previous reserve estimates. Also during 2002, we elected to sell an interest in two of our U.K. Sector - North Sea properties which accounted for a disposition of 17.1 Bcf in reserves.

    At December 31, 2002, we had estimated net proved reserves of 230.0 Bcfe, of which approximately 136.9 Bcfe (60%) was in the Gulf of Mexico and 93.1 Bcf (40%) was in the U.K. Sector - North Sea. Year-end reserves were comprised of
195.5 Bcf of natural gas and 5.7 MMBbls of oil. All of our oil reserves are located in the Gulf of Mexico and approximately 52% of our natural gas reserves are located in the Gulf of Mexico with the balance in the U.K. Sector - North Sea. The estimated pre-tax PV-10 of our reserves at December 31, 2002 was $355.3 million. Prices used in the U.S. reserve estimates were $4.74 per MMBtu of natural gas and $31.23 per barrel of oil. For the U.K reserve estimates, we used
13.7 pence per thermal unit or approximately $2.20 per MMBtu of natural gas.

    At December 31, 2002, we had leasehold and other interests in 50 offshore blocks, 29 platforms and 70 wells, including six subsea wells, in the Gulf of Mexico. We operate 55 of these 70 wells, including all of the subsea wells, and 76% of our offshore platforms. We also had interests in seven blocks and one company-operated subsea well in the U.K. Sector - North Sea. Our average working interest in our properties at December 31, 2002 was approximately 82%. For more information regarding our operations in the Gulf of Mexico and North Sea, see
Note 15 to the Notes to Consolidated Financial Statements.

Our Business Strategy

    Our business strategy is to enhance shareholder value primarily through the acquisition, development and production of proved natural gas and oil reserves in areas that have:

    . an existing infrastructure of oil and natural gas pipelines and production/processing platforms;
    .    geographic proximity to developed markets for natural gas and oil;
    . a number of properties that major oil companies, exploration-oriented independents and others consider non-strategic; and
    . a relatively stable history of consistently applied governmental regulations for offshore natural gas and oil development and production.

     We believe our strategy significantly reduces the risks associated with traditional natural gas and oil exploration. Our focus is to acquire properties that have been explored by others and found to contain proved reserves. From the inception of operations in 1995 through March 20, 2003, we have successfully brought to production 30 out of 31 projects from previously undeveloped reserves, a 97% success ratio.

     We focus on acquiring properties that contain proved undeveloped reserves that have become non-core or non-strategic to their original owners for various reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects with greater reserve potential. Some projects provide lower economic returns to a larger company due to its cost structure. Also, due to timing or budget constraints, a company may be unable or unwilling to develop a property before the expiration of the lease and desire to sell the property before they forfeit their lease rights. Because of our cost structure, expertise in our areas of focus and our ability to develop projects efficiently, these properties may be economically attractive to us.

     We focus on developing projects in the shortest time possible between initial investment and first revenue generated in order to maximize our rate of return. Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the time of a project's development. We typically initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our ability to evaluate and implement a project's requirements, allows us to efficiently complete the development project and commence production quickly.

Our Strengths

     . Low Acquisition Cost Structure. We believe that our focus on acquiring properties with minimal cash investment allows us to pursue the acquisition, development and production of properties that may not be economically attractive to others. For the three-year period ended December 31, 2002, our total average finding and development costs (which do not include future development costs) incurred in the acquisition and development of our net proved reserves was $1.09 per Mcfe.
     . Technical Expertise and Significant Experience. We have assembled a technical staff with an average of over 20 years of industry experience. Our technical staff has specific expertise in the Gulf of Mexico and North Sea offshore property development, including the implementation of subsea completion technology.
     . Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2002, we operated 76% of our offshore platforms, all of our subsea wells and all of our properties under development.
     . Employee Ownership. Through employee ownership, we have built a staff whose business decisions are aligned with the interests of our shareholders. Our executive officers and directors own approximately 70% of our common stock on a fully diluted basis.
     . Inventory of Projects. We have a substantial inventory of properties to develop in both the Gulf of Mexico and in the North Sea. We currently have three developments in the U.K. Sector - North Sea one development at our 2003 acquisition in the Dutch Sector - North Sea and seven developments in the Gulf of Mexico.

Marketing and Delivery Commitments

     We sell our natural gas and oil production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. The price received by us for our non-hedged natural gas and oil production can fluctuate widely. Changes in the prices of natural gas and oil will affect the carrying value of our proved reserves as well as our revenues, profitability and cash flow. Although we are not currently experiencing any significant involuntary curtailment of our natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell our natural gas or oil production.

     We sell a portion of our natural gas and oil to end users through various gas marketing companies. Historically, we have sold our natural gas and oil to a relatively few number of purchasers. For instance, in 2002, four purchasers accounted for 88% of our revenues. However, we are not dependent upon, or confined to, any one purchaser or small group of purchasers. Due to the nature of natural gas and oil markets and because natural gas and oil are commodities and there are numerous purchasers in the areas in which we sell production, we do not believe the loss of a single purchaser, or a few purchasers, would materially affect our ability to sell our production.

Competition

     We compete with major and independent natural gas and oil companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources and may be able to sustain wide fluctuations in the economics of our industry more easily than we can. Since we are in a highly regulated industry, they may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, to secure adequate financing and to consummate transactions in this highly competitive environment.

Royalty Relief

     In November 2001, we received notification from the U.S. Minerals Management Service ("MMS") that our application for deepwater royalty relief for the Garden Banks 409 property had been approved under a federal law that was enacted in November 1995. The royalty relief provides for the abatement of federal royalty on the first 52.5 MMBoe of oil and gas production from the property. The royalty abatement continues in effect for each calendar year, unless realized prices exceed certain prescribed thresholds. If the prescribed threshold prices are exceeded during a calendar year, then royalty relief is suspended and we would be required to pay royalties for that calendar year.

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

     In 2000, the FERC issued Order No. 637 and subsequent orders, which we refer to collectively as "Order No. 637." Order No. 637 imposes a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC pricing policy by waiving price ceilings for short-term released capacity for a two-year period ending September 30, 2002, and effected changes in the FERC regulations relating to scheduling procedures, capacity segmentation, pipeline penalties, rights of first refusal ("ROFR") and information reporting. Several parties subsequently filed appeals in the Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") seeking court review of various aspects of Order 637, particularly (i) the right of customers to segment their contractual capacity in a manner that allows a forwardhaul/backhaul to a single point and (ii) the ROFR granted to existing customers to extend contracts beyond the end of the contract's term. On April 5, 2002, the D.C. Circuit generally affirmed Order No. 637 but remanded certain issues to FERC, including the forwardhaul/backhaul and ROFR issues. The FERC on remand affirmed its position on the forwardhaul/backhaul issue but reversed itself on the ROFR issue. Requests for rehearing of this order are currently pending at FERC.

     Order No. 637 also required interstate natural gas pipelines to implement the policies mandated by the order through individual compliance filings. The FERC has now ruled on a number of the individual compliance filings, although its decisions in such proceedings remain subject to the outcome of pending rehearing requests and possible court appeals.

     In April 1999, the FERC issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct and operate new pipeline facilities or to abandon facilities under Section 7 of the Natural Gas Act. In September 1999, the FERC issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities.

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

     The Outer Continental Shelf Lands Act, which the FERC implements with regard to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. However in April 2000, the FERC issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and terms and conditions of service. The reporting requirements established by the FERC in Order No. 639 may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. Among FERC's stated purposes in issuing such rules was the desire to increase transparency in the market and to provide producers and shippers on the Outer Continental Shelf with greater assurance of (a) open-access services on pipelines located on the Outer Continental Shelf and (b) non-discriminatory rates and conditions of service on such pipelines. In January 2002, the U.S. District Court for the District of Columbia permanently enjoined the FERC from enforcing Order No. 639 and related orders. FERC's appeal of the district court's decision is currently pending at the D.C. Circuit.

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

     Federal Leases. A substantial portion of our operations is located on federal natural gas and oil leases, which are administered by the MMS pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

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

     To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We currently have several supplemental bonds in place. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

     The MMS also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. The MMS has issued a final rule that governs the calculation of royalties and the valuation of crude oil produced from federal leases. This rule amends the way that the MMS values crude oil produced from federal leases for determining royalties by eliminating posted prices as a measure of value and relying instead on arm's-length sales prices and spot market prices as indicators of value. The lawfulness of the new rule has been challenged at the D.C. Circuit. We cannot predict whether this new rule will be upheld, nor can we predict whether the MMS will take further action on this matter. We believe this rule will not have a material impact on our financial condition, liquidity or results of operations.

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

     The regulation of pipelines that transport crude oil, condensate and natural gas liquids is generally more light-handed than the FERC's regulation of gas pipelines under the Natural Gas Act. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, issued in October 1993, the FERC implemented regulations generally grandfathering all previously unchallenged interstate pipeline rates and made these rates subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods, minus one percent. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge market-based rates if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline. As provided for in Order No. 561, in July 2000, the FERC issued a Notice of Inquiry seeking comment on whether to retain or to change the existing oil rate-indexing method. In December 2000, the FERC issued an order concluding that the rate index reasonably estimated the actual cost changes in the pipeline industry and should be continued for another 5-year period, subject to review in July 2005. In February 2003, on remand of its December 2000 order from the D.C. Circuit, the FERC changed the rate indexing methodology to the Producer Price Index for Finished Goods, but without the subtraction of 1% as had been done previously. The FERC made the change prospective only, but did allow oil pipelines to recalculate their maximum ceiling rates as though the new rate indexing methodology had been in effect since July 1, 2001.

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

     The Oil Pollution Act of 1990 also imposes other requirements, such as the preparation of an oil spill contingency plan. We have such a plan in place. We are also regulated by the Clean Water Act, which prohibits any discharge into waters of the U.S. except in strict conformance with discharge permits issued by federal or state agencies. We have obtained, and are in material compliance with, the discharge permits necessary for our operations. We are also subject to similar state and local water quality laws and regulations for any production or drilling activities that occur in state coastal waters. Failure to comply with the ongoing requirements of the Clean Water Act or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

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

     Our operations are also subject to regulation of air emissions under the Clean Air Act and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We could also become subject to similar state and local air quality laws and regulations in the future if we conduct production or drilling activities instate coastal waters. We do not believe that our operations would be materially affected by any such requirements, nor do we expect such requirements to be anymore burdensome to us than to other companies our size involved in similar natural gas and oil development and production activities.

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

     U.K. Regulation of Natural Gas and Oil Production. Pursuant to the Petroleum Act 1998, all natural gas and oil reserves contained in properties located in the U.K. are the property of the U.K. government. The development and production of natural gas and oil reserves in the U.K. Sector - North Sea requires a petroleum production license granted by the U.K. government. Prior to developing a field, we are required to obtain from the Secretary of State for Trade and Industry (the "Secretary of State") a consent to develop that field. We would be required to obtain the consent of the Secretary of State prior to transferring an interest in a license.

     The terms of the U.K. petroleum production licenses are based on model license clauses applicable at the time of the issuance of the license. Licenses frequently contain regulatory provisions governing matters such as working method, pollution and training, and reserve to the Secretary of State the power to direct some of the licensee's activities. For example, a licensee may be precluded from carrying out development or production activities other than with the consent of the Secretary of State or in accordance with a development plan which the Secretary of State for Trade and Industry has approved. Breach of these requirements may result in the revocation of the license. In addition, licenses that we acquire may require us to pay fees and royalties on production and also impose certain other duties on us.

     Our operations in the U.K. are subject to the Petroleum Act 1998, which imposes a health and safety regime on offshore natural gas and oil production activities. The Petroleum Act 1998 also regulates the abandonment of facilities by licensees. In addition, the Mineral Workings (Offshore Installations) Act provides a framework in which the government can impose additional regulations relating to health and safety. Since its enactment, a number of regulations have been promulgated relating to offshore construction and operation of offshore production facilities. Health and safety offshore is further governed by the Health and Safety at Work Act 1974 and applicable regulations. Our operations are also subject to environmental laws and regulations imposed by both the European Union and the U.K. government.

     Petroleum production licenses require the prior approval of the Secretary of State of a licensee to act as operator. The operator under a license organizes or supervises all or any of the development and production operations of natural gas and oil properties subject thereto. As an operator, we may obtain operational services from third parties, but will remain fully responsible for the operations as if we conduct them ourselves.

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

     The natural gas we produce may be transported through the U.K.'s onshore national gas transmission system, or NTS. The NTS is owned by a licensed gas transporter, BG Transco plc ("Transco"). The terms on which Transco must transport gas are governed by the Gas Acts of 1986 and 1995, the gas transporter's license issued to Transco under those Acts and a network code. For us to use the NTS, we must obtain a shipper's license under the Gas Acts and arrange to have gas transported by Transco within the NTS. We will therefore be subject to the network code, which imposes obligations to payment, gas flow nominations, capacity booking and system imbalance. Applying for and complying with a shipper's license, and acting as a gas shipper, is expensive and administratively burdensome. Alternatively, we may sell natural gas `at the beach' before it enters the NTS or arrange with an existing gas shipper for them to ship the gas through the NTS on our behalf.

Employees

     At December 31, 2002 we had 39 full-time employees in our Houston office and seven full-time employees and seven contract personnel in our London office. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

Item 2. Properties

General

     We are engaged in the acquisition, development and production of natural gas and oil properties primarily in the Gulf of Mexico and the North Sea. At December 31, 2002, we had leasehold and other interests in 50 offshore blocks, 29 platforms and 70 wells, including six subsea wells, in the Gulf of Mexico. We operate 55 of these 70 wells, including all of the subsea wells, and 76% of our offshore platforms. We also held interests in seven blocks and one company-operated subsea well located in the U.K. Sector - North Sea. Our average working interest in our properties at December 31, 2002 was approximately 82%. As of December 31, 2002, we had leasehold interests located in the Gulf of Mexico and the U.K. Sector - North Sea covering approximately 250,000 gross and 196,000 net acres.

Acquisitions and Dispositions

  Gulf of Mexico

     During 2002, we entered into a farm-in agreement to acquire a 100% working interest in one block with associated proved reserves of approximately 4.7 Bcf, based on third party reservoir engineering estimates at year-end. We plan to develop this block in 2003. In 2003, we entered into an agreement whereby a third party received a 25% working interest in this block in exchange for paying a disproportionate share of all costs prior to first production.

     In addition, we acquired another block for approximately $1.0 million. This block, along with the block immediately to the south which we did not acquire, contains an accumulation of oil and gas. Since the well that identified proved reserves is located on the southern block and due to the strict limitations to declare reserves as proved, we are unable to record any proved reserves with this acquisition.

  U.K. Sector - North Sea

     In 2001, we acquired interests in three properties (five blocks) in the North Sea which included a 100% interest in one block ("Helvellyn"), a 50% interest in one block ("Venture") and an 86% interest in three blocks ("Tors").

     Helvellyn. In August 2002 we entered into an agreement, which was completed on September 30, 2002, whereby we assigned 50% of our working interest in the Helvellyn development in the U.K. Sector - North Sea to a joint venture partner. The terms of the agreement required the other party to pay a disproportionate share of the development costs on the project. The partner's share of development costs totaled $28.9 million through December 31, 2002, of which $17.3 million was paid to us in cash, $11.0 million is included in accounts receivable and $0.6 million is included as a receivable in other long term assets. We retained a 50% working interest and continued as the operator of the field.

     Tors. In February 2002 the U.K. Department of Trade and Industry directly awarded us a 75% working interest in two lease blocks. The lease sale in the U.K. is referred to as a "round" and the award is known as an "out of round" award. We paid no acquisition costs and net proved reserves for these properties at December 31, 2002, were approximately 20.3 Bcf, based on third party reservoir engineering estimates at year-end. These two blocks will become a component of our Tors development. Neither of the properties were producing when acquired and we expect to pursue development operations in 2004 and 2005.

     In October 2002 we entered into an earn-in agreement whereby we assigned an 11% interest in three blocks acquired in 2001 to a joint venture partner in return for them funding part of the block's development costs. We retained a 75% working interest and continued as the operator. As of December 31, 2002, these blocks had not yet been developed.

  Dutch Sector - North Sea

     In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector - North Sea. First production is expected some time in 2004. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state. This acquisition expands our offshore development strategy and presents an extension of substantial opportunities for us.

Natural Gas and Oil Reserves

     The following table presents our estimated net proved natural gas and oil reserves and the net present value of our reserves at December 31, 2002 based on reserve reports prepared by Ryder Scott Company, L.P. for our domestic reserves and Troy-Ikoda Limited for our U.K. reserves.

                                                                                      Proved Reserves
                                                                   -------------------------------------------------
                                                                     Developed          Undeveloped         Total
                                                                   -------------      ---------------    -----------
Gulf of Mexico
     Natural gas (MMcf) ....................................           34,068               68,370          102,438
     Oil and condensate (MBbls) ............................            2,318                3,422            5,740
     Total proved reserves (MMcfe) .........................           47,976               88,903          136,879

U. K. Sector - North Sea
     Natural gas (MMcf) ....................................                -               93,100           93,100

Total
     Natural gas (MMcf) ....................................           34,068              161,470          195,538
     Oil and condensate (MBbls) ............................            2,318                3,422            5,740
     Total proved reserves (MMcfe) .........................           47,976              182,003          229,979


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

     Our business strategy is to acquire proved reserves, usually proved undeveloped, and to bring those reserves on production as rapidly as possible. At December 31, 2002, all of our reserves in the U.K. Sector - North Sea and approximately 65% of our estimated equivalent net proved reserves in the Gulf of Mexico were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling and completion operations. The reserve data assumes that we will make these expenditures. Although we estimate our reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

Drilling Activity

     The following table shows our drilling and completion activity. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in such wells. We did not drill or complete any exploratory wells in any period presented.

                                                                       Years Ended December 31,
                                                   ---------------------------------------------------------------
                                                           2002                  2001                  2000
                                                   --------------------  --------------------  -------------------
                                                     Gross       Net       Gross       Net       Gross       Net
                                                   ---------   --------  ---------   --------  ---------  --------
Development Wells:
    Productive - Gulf of Mexico ..................         -          -       8.0       6.3       12.0       11.0
    Nonproductive - Gulf of Mexico ...............         -          -       1.0       1.0        1.0        1.0
    Drilling at end of period - Gulf of Mexico ...       1.0        1.0         -         -          -          -
    Drilling at end of period - U.K. North Sea ...       1.0        0.5         -         -          -          -
                                                   ---------  ---------  --------   -------    -------    -------
       Total                                             2.0        1.5       9.0       7.3       13.0       12.0
                                                   =========  =========  ========   =======    =======    =======

Productive Wells

     The following table presents the number of productive natural gas and oil wells in which we owned an interest as of December 31, 2002.

                                                                  Natural Gas Wells             Oil Wells
                                                                 ---------------------      -----------------
                                                                  Gross         Net          Gross       Net
                                                                 ---------   ---------      --------   ------
Gulf of Mexico .............................................         30.0         23.8           9.0      4.4
                                                                 ========    =========      ========   ======
Multiple completion wells included above ...................          9.0          7.5             -        -

Acreage

     The following table summarizes our developed and undeveloped acreage holdings at December 31, 2002. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

                                                       Developed (1)        Undeveloped (2)            Total
                                                    -------------------    ------------------    ------------------
                                                     Gross        Net       Gross       Net       Gross       Net
                                                    -------    --------    --------   -------    -------   --------
    Gulf of Mexico ..............................    147,893    118,364     36,177     34,927    184,070    153,291
    U.K. Sector - North Sea. ....................          -          -     66,148     42,524     66,148     42,524
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                     147,893    118,364    102,325     77,451    250,218    195,815
                                                   =========  =========  =========  =========  =========  =========

------------------
(1)  Developed acres are acres spaced or assigned to productive wells.
(2) Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether such acreage contains proved reserves.

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

     While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. A tentative date of May 19, 2003 has been scheduled for the arbitration with an alternative date in September 2003. Due to the inherent uncertainties involving contested facts and legal issues a prediction as to the likely outcome cannot be made with any degree of certainty, and we have not accrued any amount related to this matter. While we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Company

     Set forth below are the names, ages (as of March 21, 2003) and titles of the persons currently serving as executive officers of the Company. All executive officers hold office until their successors are elected and qualified.

Name                                          Age   Position
----                                          ---   --------
T. Paul Bulmahn ..........................    59    Chairman and President
Gerald W. Schlief ........................    55    Senior Vice President
Albert L. Reese, Jr. .....................    53    Senior Vice President and Chief Financial Officer
Leland E. Tate. ..........................    55    Senior Vice President, Operations
John E. Tschirhart. ......................    52    Senior Vice President, General Counsel

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

     Leland E. Tate has served as our Senior Vice President, Operations, since August 2000. Prior to joining ATP, Mr. Tate worked for over 30 years with Atlantic Richfield Company ("ARCO"). From 1998 until July 2000, Mr. Tate served as the President of ARCO North Africa. He also was Director General of Joint Ventures at ARCO from 1996 to 1998. From 1994 to 1996, Mr. Tate served as ARCO's Vice President Operations & Engineering, where he led technical negotiations in field development. Prior to 1994, Mr. Tate's positions with ARCO included Director of Operations, ARCO British Ltd.; Vice President of Engineering, ARCO International; Senior Vice President Marketing and Operations, ARCO Indonesia; and for three years was Vice President and District Manager in Lafayette, Louisiana.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 20,338,753 shares of common stock and no shares of preferred stock outstanding as of March 21, 2003. There were 61 holders of record of our common stock as of March 21, 2003. Our common stock is traded on the Nasdaq National Market under the ticker symbol ATPG. There was no public market for our common stock before February 6, 2001.

     The following tables sets forth the range of high and low closing sales prices for the common stock as reported on the Nasdaq National Market for the periods indicated below:

                                                     High              Low
                                                  ----------       -----------

                  2002:
                  -----
                    4th  Quarter                  $     4.49       $      2.78
                    3rd  Quarter                        3.40              2.51
                    2nd  Quarter                        4.77              2.50
                    1st  Quarter                        5.00              1.47

                  2001:
                  -----
                    4th  Quarter                  $     7.15       $      2.00
                    3rd  Quarter                       12.00              6.61
                    2nd  Quarter                       12.96              8.71
                    1st  Quarter                       14.56              9.88

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

Securities Authorized for Issuance under Equity Compensation Plans

     The following table includes information regarding our equity compensation plans as of the year ended December 31, 2002:

                                                       Number of
                                                       securities        Weighted               Number of
                                                      to be issued        average         securities remaining
                                                      upon exercise    exercise price     available for future
                                                     of outstanding    of outstanding     issuance under equity
Plan Category                                           options           options           compensation plans
-------------------------------------------         ----------------  ---------------     ----------------------
Equity compensation plans
  approved by security holders                             1,685,147  $          8.29                  4,647,569

Equity compensation plans
  not approved by security holders                                 -                -                          -
                                                    ----------------                      ----------------------
                                                           1,685,147  $          8.29                  4,647,569
                                                    ================                      ======================

Item 6. Selected Financial Data

     (In thousands, except per share data)

     The selected historical financial information was derived from, and is qualified by reference to our consolidated financial statements, including the notes thereto, appearing elsewhere in this report. The following data should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                               Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                            2002          2001          2000          1999          1998
                                                         -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
Revenues:
   Oil and gas production ............................   $    88,151   $   105,757   $    75,940   $    34,981   $    20,410
   Gas sold - marketing ..............................         6,272         7,417         8,015         7,703             -
   Gain on sale of oil and gas properties ............             -             -            33           287             -
                                                         -----------   -----------   -----------   -----------   -----------
     Total revenues ..................................        94,423       113,174        83,988        42,971        20,410
                                                         -----------   -----------   -----------   -----------   -----------
Cost and operating expenses:
   Lease operating ...................................        16,764        14,806        11,559         5,587         3,193
   Gas purchased - marketing .........................         6,087         7,218         7,788         7,402             -
   Geological and geophysical expenses ...............           154         1,068             -             -             -
   General and administrative .......................         10,287         9,981         5,409         3,541         2,591
   Non-cash compensation expense
     (general and administrative) ....................           595         3,364             -             -             -
   Depreciation, depletion and amortization ..........        43,390        53,428        40,569        22,521        17,442
   Impairment of oil and gas properties ..............         6,844        24,891        10,838         7,509         5,072
   Loss on unsuccessful property acquisition .........             -         3,147             -             -             -
   Other expense .....................................             -             -           450             -             -
                                                         -----------   -----------   -----------   -----------   -----------
   Total operating expenses ..........................        84,121       117,903        76,613        46,560        28,298
                                                         -----------   -----------   -----------   -----------   -----------
Income (loss) from operations ........................        10,302        (4,729)        7,375        (3,589)       (7,888)
Other income (expense):
   Interest income ...................................            73           884           451           202           141
   Interest expense ..................................       (10,418)      (10,039)      (11,907)       (9,399)       (7,963)
   Other income ......................................         1,081             -             -             -             -
   Realized loss on derivative instruments ...........          (153)      (19,348)       (4,662)            -             -
   Unrealized gain (loss) on derivative instruments...        (8,166)        1,265        (7,249)            -             -
                                                         -----------   -----------   -----------   -----------   -----------
Loss before income taxes and
   extraordinary item ................................        (7,281)      (31,967)      (15,992)      (12,786)      (15,710)
   Income tax benefit-deferred .......................         2,581        11,186         5,594         1,829             -
                                                         -----------   -----------   -----------   -----------   -----------
Loss before extraordinary item .......................        (4,700)      (20,781)      (10,398)      (10,957)      (15,710)
Extraordinary item, net of tax .......................             -          (602)            -        29,185             -
                                                         -----------   -----------   -----------   -----------   -----------
Net income (loss) ....................................   $    (4,700)  $   (21,383)  $   (10,398)  $    18,228   $   (15,710)
                                                         ===========   ===========   ===========   ===========   ===========
Weighted average number of common
   shares outstanding - basic and diluted ............        20,315        19,704        14,286        14,286        11,926
Loss per common share before extraordinary
   item - basic and diluted ..........................   $     (0.23)  $     (1.06)  $     (0.73)  $     (0.77)  $     (1.32)
Net income (loss) per common share:
     Basic and diluted ...............................   $     (0.23)  $     (1.09)  $     (0.73)  $      1.28   $     (1.32)

Balance Sheet Data:
Cash and cash equivalents ............................   $     6,944   $     5,294   $    18,136   $    17,779   $     3,411
Working capital ......................................       (13,699)      (29,071)       (3,835)       14,115        (5,106)
Net oil and gas properties ...........................       119,036       133,033        98,725        72,278        47,612
Total assets .........................................       182,055       177,564       161,993       107,054        61,354
Total debt ...........................................        86,387       100,111       116,529        91,723        62,690
Total liabilities ....................................       143,508       132,572       175,172       109,835        82,363
Shareholders' equity (deficit) .......................        38,547        44,992       (13,179)       (2,781)      (21,009)

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

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that of our significant accounting policies (see Note 2, Summary of Significant Accounting Policies and Estimates, to our Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity.

  Oil and Gas Reserves

     The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the units-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. See the Supplemental Information (unaudited) in our consolidated financial statements for reserve data related to our properties.

  Oil and Gas Producing Activities

     We follow the "successful efforts" method of accounting for oil and gas properties. Under this method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized.

     Capitalized costs relating to producing properties are depleted on the units-of-production method. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves for depletion rates of leasehold, platform and pipeline costs. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depletion provisions.

     Expenditures for geological and geophysical testing are generally charged to expense unless the costs can be specifically attributed to determining the placement for a future developmental well location.

    Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

     We perform an impairment analysis whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. To determine if a depletable unit is impaired, we compare the net carrying value of the depletable unit to the undiscounted future net cash flows by applying management's estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' estimated reserves, future cash flows and fair value.

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

  Price Risk Management Activities

    As of July 1, 2002, we performed the requisite steps to qualify our derivative instruments for hedge accounting treatment under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Under SFAS 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the statement of operations. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and gas revenues in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. Prior to July 1, 2002, gains or losses from our derivative instruments were included in other income (expense).

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

Results of Operations

     The following table sets forth selected financial and operating information for our natural gas and oil operations inclusive of the effects of price risk management activities:

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
Production:
  Natural gas (MMcf) ....................................              17,732            20,957           22,410
  Oil and condensate (MBbls) ............................               1,454               790              345
                                                                -------------     -------------    -------------
     Total (MMcfe) ......................................              26,457            25,696           24,477
                                                                =============     =============    =============
Revenues (in thousands):
  Natural gas ...........................................       $      56,659     $      88,908    $      94,051
  Effects of risk management activities (1) .............              (2,764)          (19,751)         (26,729)
                                                                -------------     -------------    -------------
     Total ..............................................       $      53,895     $      69,157    $      67,322
                                                                =============     =============    =============
  Oil and condensate ....................................       $      32,756     $      16,849    $      10,112
  Effects of risk management activities (1)..............                (615)             -              (1,494)
                                                                -------------     -------------    -------------
     Total ..............................................       $      32,141     $      16,849    $       8,618
                                                                =============     =============    =============
  Natural gas, oil and condensate .......................       $      89,415     $     105,757    $     104,163
  Effects of risk management activities (1)..............              (3,379)          (19,751)         (28,223)
                                                                -------------     -------------    -------------
     Total ..............................................       $      86,036     $      86,006    $      75,940
                                                                =============     =============    =============
Average sales price per unit:
  Natural gas (per Mcf) .................................       $        3.20     $        4.24    $        4.20
  Effects of risk management activities (per Mcf) .......               (0.16)            (0.94)           (1.19)
                                                                -------------     -------------    -------------
     Total (per Mcf) ....................................       $        3.04     $        3.30    $        3.01
                                                                =============     =============    =============
  Oil and condensate (per Bbl) ..........................       $       22.53     $       21.33    $       29.35
  Effects of risk management activities (per Mcf) .......               (0.42)                -            (4.34)
                                                                -------------     -------------    -------------
     Total (per Bbl) ....................................       $       22.11     $       21.33    $       25.01
                                                                =============     =============    =============
  Natural gas, oil and condensate (per Mcfe) ............       $        3.38     $        4.12    $        4.26
  Effects of risk management activities (per Mcfe) ......               (0.13)            (0.77)           (1.16)
                                                                -------------     -------------    -------------
     Total (per Mcfe) ...................................       $        3.25     $        3.35    $        3.10
                                                                =============     =============    =============
Expenses (per Mcfe):
  Lease operating .......................................       $        0.63     $        0.58    $        0.47
  General and administrative ............................                0.39              0.39             0.22
  Depreciation, depletion and amortization ..............                1.64              2.08             1.66

----------------

     (1) Represents the net loss on the settlement of derivatives attributable to actual production.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    For the year ended December 31, 2002, we reported a net loss of $4.7 million, or $0.23 per share as compared to a net loss of $21.4 million, or $1.09 per share in 2001.

     Oil and Gas Revenue. Excluding the effects of settled derivatives, our revenue from natural gas and oil production for 2002 decreased 16% compared to 2001, from $105.8 million to $89.4 million. This decrease was primarily due to an approximate 18% decrease in our average sales price per Mcfe from $4.12 per Mcfe in 2001 to $3.38 in 2002. This decrease was partially offset by a 3% increase in production volumes from 25.7 Bcfe to 26.5 Bcfe due primarily to two properties that were completed and began production in 2002. Additionally, one property was completed in September 2001 but did not contribute a full year of production until 2002.

     Early in the fourth quarter, we were forced to shut-in a majority of our Gulf of Mexico production when Hurricane Lili, a Category 4 storm, blew through the central Gulf. Our current production continues to be hampered by the damage wrought by Hurricane Lili and we estimated a fourth-quarter impact of approximately 1.0 Bcfe. We carry insurance, subject to normal deductibles, that covers both the physical damage and loss of production income, which will partially mitigate the financial impact of this hurricane.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $6.3 million in 2002 as compared to $7.4 million in 2001. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $4.06 in 2001 to $3.44 in 2002. For more information regarding this marketing activity, see Note 13 to the Consolidated Financial Statements.

     Lease Operating Expense. Our lease operating expense for 2002 increased 13% from $14.8 million ($0.58 per Mcfe) to $16.8 million ($0.63 per Mcfe). This increase was primarily the result of an increase in the number of producing wells we own and an increase in their total production volume. Lease operating expense per Mcfe increased due to higher than expected repairs and maintenance costs on our platforms and costs incurred related to the hurricane and tropical storm.

     Gas Purchased-Marketing. Our cost of purchased gas was $6.1 million for 2002 compared to $7.2 million for 2001. The average gas cost decreased from $3.96 per MMBtu in 2001 to $3.34 per MMBtu in 2002. For more information regarding this marketing activity, see Note 13 to the Consolidated Financial Statements.

     Geological and Geophysical. In 2002, we recorded approximately $0.2 million of costs related to the acquisition of 3-D seismic data purchased for certain properties in the U.K Sector - North Sea. In 2001, we recorded $1.1 million of these same costs on properties in both the Gulf of Mexico and the U.K Sector - North Sea.

     General and Administrative Expense. General and administrative expense increased to $10.3 million for 2002 compared to $10.0 million for 2001. The primary reason for the increase was the result of higher compensation related costs in 2002 which was substantially offset by a bad debt allowance recorded in 2001.

     Non-Cash Compensation Expense. In 2002, we recorded a non-cash charge to compensation expense of approximately $0.6 million for options granted since September 1999 through the date of our initial public offering ("IPO") on February 5, 2001 (the "measurement date"). The total expected expense as of the measurement date is recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date. In 2001, we recorded a non-cash compensation expense of $2.9 million for the above options and an additional non-cash compensation expense of $0.5 million related to certain options granted prior to September 1999 and exercised during 2001. The additional expense was recorded as a result of the manner in which those shares were exercised.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased 19% from $53.4 million in 2001 to $43.4 million in 2002. The average DD&A rate was $1.64 per Mcfe during 2002 compared to $2.08 per Mcfe during 2001. This decrease in the rate was attributable to (1) impairments taken in 2001, (2) higher than expected costs of an abandonment completed in 2001 and (3) a new property brought on line in 2002 with a lower average DD&A rate than those properties producing in 2001.

     Impairment Expense. On two of our properties in 2002 and eight of our properties in 2001, the future undiscounted cash flows were less than their individual net book value. As a result, we recorded impairments of $6.8 million in 2002 and $24.9 million in 2001. The impairments in 2002 were primarily the result of reductions in recoverable reserves. The impairments in 2001 were primarily the result of drilling a non-commercial development well ($8.3 million), a decrease in expected future gas prices and reductions in recoverable reserves. The impairments were calculated as the difference between the carrying value and the estimated fair value of the impaired depletable unit.

     Other Income (Expense). Effective July 1, 2002, we qualified for hedge accounting treatment under the provisions of SFAS 133 and began recording any gains or losses on settled derivative instruments as a component of oil and gas revenue. The effective portion of any changes in the fair market value of open positions at the end of the period is recorded in other comprehensive income
(loss). The loss on derivative instruments of $8.3 million in 2002 represents amounts recorded prior to July 1, 2002 and is comprised of a realized loss of $0.1 million for derivative contracts settled in the first half of 2002 and an unrealized loss of $8.2 million representing the change in fair market value of the open derivative positions at June 30, 2002. In 2001, we recorded a loss on derivative instruments of $18.1 million. The net loss in 2001 was comprised of a realized loss of $19.3 million for derivative contracts settled in the period and an unrealized gain of $1.2 million representing the change in fair market value of the open derivative positions at December 31, 2001.

     Interest expense increased by $0.4 million over 2001 due to amounts owed on a long-term contract with a third party and we capitalized $0.3 million of interest for the year ended December 31, 2002 related to one property in the U.K. Sector - North Sea.

     Other income includes $0.6 million of accrued insurance proceeds related to the loss of production from Hurricane Lili in October 2002 and the forgiveness of interest of $0.4 million related to amounts owed on a long-term contract with a third party. We filed an insurance claim during the fourth quarter of 2002 covering the estimated damages and lost production from the Gulf of Mexico region resulting from the effects of Hurricane Lili in October 2002. Our financial statements reflect probable amounts recoverable, net of deductibles, of approximately $1.5 million for damages to ten properties and lost production on four properties through December 31, 2002. The total claim will be determined when the final documentation is received and approved and any remaining payment related to 2003 will be recorded when we have a firm settlement commitment from the insurance company.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     For the year ended December 31, 2001, we reported a net loss of $21.4 million, or $1.09 per share as compared to a net loss of $10.4 million, or $0.73 per share in 2000.

     Oil and Gas Revenue. Excluding the effects of settled derivatives, our revenue from natural gas and oil production for 2001 increased 2% over 2000, from $104.2 million to $105.8 million. This increase resulted from a slight increase in the price of natural gas and a 5% increase in production, partially offset by a 27% decrease in the price of oil. The increase in production volumes from 24.4 Bcfe to 25.7 Bcfe was attributable to 13 properties that were on production during 2001 that were not on production during 2000. This increase in production was offset by the natural decline in our existing offshore properties. Risk management activities, which were included in oil and gas revenues in 2000 would have decreased oil and natural gas revenues by $24.4 million, or $0.95 per Mcfe in 2001 and decreased $28.2 million, or $1.16 per Mcfe in 2000.

     Marketing Revenue. Revenues from natural gas marketing activities decreased to $7.4 million in 2001 as compared to $8.0 million in 2000. This decrease was due to a decrease in the sales price per MMBtu. The average sales price per MMBtu decreased from $4.38 in 2000 to $4.06 in 2001. For more information regarding this marketing activity, see Note 13 to the Consolidated Financial Statements.

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

     Gas Purchased-Marketing. Our cost of purchased gas was $7.2 million for 2001 compared to $7.8 million for 2000. The average gas cost decreased from $4.26 per MMBtu in 2000 to $3.96 per MMBtu in 2001. For more information regarding this marketing activity, see Note 13 to the Consolidated Financial Statements.

     Geological and Geophysical. In 2001, we recorded $1.1 million of costs related to the acquisition of 3-D seismic data purchased for certain properties in the Gulf of Mexico and the U.K. Sector - North Sea.

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

     Non-Cash Compensation Expense. In 2001, we recorded a non-cash compensation expense of $3.4 million. A portion of the expense ($2.9 million) is related to options granted from September 1999 to the date of our IPO and is based on the difference between the exercise price for those options and the fair market value of our stock as determined by the IPO price of $14.00 per share. The expense is recognized in the periods in which the options vest. Each option is divided into three equal portions corresponding to the three vesting dates, with the related compensation cost amortized straight-line over the period between the IPO date and the vesting date. The remaining expense ($0.5 million) was related to certain options granted prior to September 1999 and exercised in the current year. The expense was recorded on those exercises as the method in which those shares were exercised required us to account for the options under variable accounting.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased 32% from $40.6 million in 2000 to $53.4 million in 2001. The average DD&A rate was $2.08 per Mcfe during 2001 compared to $1.66 per Mcfe during 2000.

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

     Interest expense decreased from $11.9 million in 2000 to $10.0 million in 2001 primarily due to lower debt levels following the use of proceeds from our IPO and as a result of lower interest rates. We capitalized zero and $0.7 million of interest for the years ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

   General

     We have financed our acquisition and development activities through a combination of project-based development arrangements, bank borrowings and proceeds from our February 2001 IPO, as well as cash from operations and the sale on a promoted basis of interests in selected properties. We intend to finance our near-term development projects in the Gulf of Mexico and North Sea through available cash flows and the potential sell down of interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

     However, future cash flows are subject to a number of variables including changes in the borrowing base, the level of production from our properties, oil and natural gas prices and the impact, if any, of commitments and contingencies. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and gas reserves. A material reduction in the borrowing base or the institution of a monthly reduction amount by our lenders would have a material negative impact on our cash flows and our ability to fund future obligations. No assurance can be given that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of operations and capital expenditures. Historically, in periods of reduced availability of funds from either cash flows or credit sources we have delayed planned capital expenditures and will continue do to so when necessary. While the delay decreases the amount of capital expenditures in the current period, it could negatively impact our future revenues and cash flows.

  Cash Flows

                                                  Years Ended December 31,
                                           ------------------------------------
                                              2002         2001          2000
                                           ----------   ----------   ----------
                                                      (in thousands)
        Cash provided by (used in):
           Operating activities .........  $   51,298   $   41,356   $   57,157
           Investing activities .........     (35,167)    (110,810)     (76,835)
           Financing activities .........     (14,481)      56,612       20,035

     Operating activities. Net cash provided by operating activities in 2002 was $51.3 million compared to $41.4 million in 2001. The change in accounts payable reflects the primary reason for this increase as we utilized a substantial portion of our operating cash flow in 2001 to reduce amounts owed to third parties. This increase was partially offset by an 18% decrease in our average sales price per Mcfe. Restricted cash of $0.4 million represents funds set aside to satisfy payment conditions in our drilling contract for development in the U.K.

     Investing activities. Cash used in investing activities decreased in 2002 to $35.2 million of which $34.9 was for acquisition and development activities. We incurred no costs for two acquisitions made in 2002 and approximately $1.0 million for the acquisition of an undeveloped block in the Gulf of Mexico. Developmental capital expenditures in the Gulf of Mexico and the North Sea were approximately $17.5 million and $16.4 million, respectively. In 2001, capital expenditures for acquisition and development were $25.9 million and $78.8 million, respectively, and $5.6 million was used to purchase the overriding royalty interests associated with the repayment of our non-recourse debt.

     Financing activities. Cash used in financing activities in 2002 represents net principal payments on our credit facility. Cash provided from financing activities in 2001 included the proceeds from our initial public offering in February 2001 of $78.3 million, repayment of prior credit facilities of $119.9 million and proceeds of $100.0 million from our credit facility and promissory note.

     Amounts borrowed under our credit agreements were as follows for the dates indicated (in thousands):

                                                                                  December 31,
                                                                            ------------------------
                                                                               2002          2001
                                                                            ----------   -----------
     Credit facility ....................................................   $   56,000   $    70,000
     Note payable, net of unamortized discount of $863 and $1,139 .......       30,387        30,111
                                                                            ----------   -----------
       Total debt .......................................................   $   86,387   $   100,111
                                                                            ==========   ===========

  Credit Facility

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our foreign subsidiaries and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. The amount available for borrowing under the credit facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At December 31, 2002, the borrowing base was $56.0 million with no further scheduled borrowing base reduction. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

     On March 25, 2003, we entered into an agreement with our lenders to defer our scheduled borrowing base redetermination until the next scheduled redetermination in May 2003. This agreement reaffirmed the current borrowing base of $56.0 million and the borrowing base reduction amount of zero. As part of this agreement we committed to reduce the amount outstanding under our borrowing base by $6.0 million between March 28, 2003 and May 31, 2003. Additionally, if the aggregate principal amount of the loan exceeds the required month-end reductions of $1.5 million, $2.5 million and $2.0 million during the period from March 28, 2003 to May 31, 2003, such principal amounts in excess of the applicable period limits shall bear interest at a per annum rate of interest equal to the adjusted reference rate plus 2%. Further, the lenders agreed to raise the limit of advances available to be made to our foreign subsidiaries and specified certain future events which would require our foreign subsidiaries to return the incremental advances to the parent. On March 28, 2003, we made a payment of $1.5 million reducing our outstanding principal to $54.5 million. At the next scheduled redetermination in May 2003, the lenders can increase or decrease the borrowing base and re-establish the monthly reduction amount. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The credit facility matures in May 2004. Our credit facility contains conditions and restrictive provisions, among other things, (1) limiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, (3) maintaining certain financial ratios and
(4) limitations on advances to our foreign subsidiaries.

  Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We were not notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations. As of December 31, 2002, all of our borrowing base under the agreement was outstanding.

     As of December 31, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements.

   Working Capital

     At December 31, 2002, we had a working capital deficit of approximately $13.7 million, an improvement over our working capital deficit of $29.1 million at December 31, 2001. In compliance with the definition of working capital in our credit facility, which excludes current maturities of long-term debt and the current portion of assets and liabilities from derivatives, we had working capital of approximately $0.3 million at December 31, 2002 as compared to a deficit of approximately $9.0 million at December 31, 2001. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

     Our 2003 planned development and acquisition programs are projected to be funded substantially by available cash flow from our 2003 operations. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future capital requirements. In addition to these measures, we are currently in discussions with potential investors to provide additional capital. These discussions involve increases to our current credit facilities, new credit facilities and the sale of interests in selected properties. We have also explored the possibility of the issuance of new debt or equity. Completion of any of these potential financings would expand our capabilities to further reduce our outstanding indebtedness, improve our working capital position and may allow us to expand or accelerate our future development and acquisition programs. There can be no assurance however, that we will be successful in negotiating any of these transactions or that the form of the transaction will be acceptable to both the potential investor and our management or our board of directors.

   Commitments

     We have various commitments primarily related to leases for office space, other property and equipment and other agreements. We expect to fund these commitments with cash generated from operations.

     The following table summarizes certain contractual obligations at December 31, 2002 (in thousands):

                                                                        Payments Due By Period
                                                    -----------------------------------------------------------
                                                                  Less Than                               After
           Contractual Obligation (1)                  Total       1 Year     1-2 Years    3-4 Years    4 Years
    ---------------------------------------         -----------  -----------  ---------   -----------   -------
    Total debt ..................................   $    87,250  $     6,000  $  81,250   $         -   $     -
    Interest expense on credit facility (2) .....         3,971        2,940      1,031             -         -
    Interest expense on promissory note (3) .....        12,332        4,940      7,392             -         -
    Non-cancelable operating leases .............         2,949          539        910           503       997
    Contractor commitment (4) ...................        11,146           --     11,146             -         -
                                                    -----------  -----------  ---------   -----------   -------
        Total contractual obligations ...........   $   117,648  $    14,419  $ 101,729   $       503   $   997
                                                    ===========  ===========  =========   ===========   =======

-------------
     (1)  Does not include any amounts related to contingencies discussed below.
     (2) Includes interest based on rates and monthly reduction amounts in effect at December 31, 2002.
     (3)  Includes 11.5% interest and repayment premium.
     (4)  Includes 12% interest.

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

     While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. A tentative date of May 19, 2003 has been scheduled for the arbitration with an alternative date in September 2003. Due to the inherent uncertainties involving contested facts and legal issues a prediction as to the likely outcome cannot be made with any degree of certainty, and we have not accrued any amount related to this matter. While we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

     In August 2001, Burlington Resources Inc. filed suit against ATP alleging formation of a contract with ATP and our breach of the alleged contract. The complaint seeks compensatory damages of approximately $1.1 million. We believe that this claim is without merit, and we intend to defend it vigorously.

     In 2001 we purchased three properties in the U.K. Sector - North Sea for approximately $3.1 million. In accordance with the purchase agreement, we also committed to pay future consideration contingent upon the successful development and operation of the properties. The contingent consideration for each property includes amounts to be paid upon achieving first commercial production and upon achieving designated cumulative production levels. Active development is in progress on our Helvellyn property and future development is planned on the other two properties. First commercial production from the Helvellyn property may occur sometime in the first half of 2003. Although a significant portion of the work required has been completed, there remains significant additional work to be performed before this property can produce commercially. That work includes completion, hook-up, and testing of the pipeline and production facilities and final negotiation of certain terms in our transportation and processing agreements. Accordingly, there can be no assurance of eventual production from this development until the aforementioned activities are completed successfully. At such time, the required amount will accrued for payment to the seller and capitalized as acquisition costs.

     We are also, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense;
4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002 and we adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We have not yet completed our assessment of the impact of SFAS 143 on our financial condition and results of operations. However, we expect that adoption of the statement will result in increases in the capitalized costs of our oil and properties and in the recognition of additional liabilities related to asset retirement obligations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and we adopted the statement on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of SFAS 145 will require the $0.6 million (net of tax) of extraordinary loss for the year ended December 31, 2001 to be reclassified to interest expense and income tax benefit.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS 146 on January 1, 2003 and the adoption did not have an effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 12" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. The amended disclosure requirements have been incorporated in Note 2 to the Consolidated Financial Statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. We do not currently have guarantees that require disclosure. We adopted the measurement provisions of this statement in the first quarter of 2003 and the adoption did not have an effect on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on our financial position or results of operations when adopted.

     Emerging Issues Task Force ("EITF") Issue No. 02-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts" under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. As of January 1, 2003, we will present our gas sold and purchased activities in the statement of operations for all periods on a net rather than a gross basis. The change will decrease reported revenues and costs and operating expenses, but will have no effect on operating income or cash flow. The remaining provisions effective January 1, 2003 will have no impact on our financial statements. For more information regarding this marketing activity, see Note 13 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     You should carefully consider the risks described below in evaluating the other statements made herein. The risks described below are not the only risks of our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition, results of operations or the trading price of our common stock could be adversely affected by any of these risks.

     We have debt, trade payables and related interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

     Our debt, trade payables and related interest payment requirements may have important consequences. For instance, it could:

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

     Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations. The successful execution of our business strategy and the maintenance of our economic viability are also contingent upon our ability me meet our financial obligations.

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

     Our bank credit facility matures in May 2004 and our 11.5% note matures in June 2005, at which time we will be required to repay or refinance those borrowings. We cannot provide assurance that we will be able to obtain replacement financing at that time or that any available replacement financing will be on terms acceptable to us. If we are unable to obtain acceptable replacement financing, we will not be able to satisfy our obligations under our bank credit facility or note due in 2005 and may be required to take other actions to avoid defaulting on those facilities, including selling assets or surrendering assets to our lenders, which would not otherwise be in our long-term economic interest.

     Our properties are subject to rapid production declines and we require significant capital expenditures to replace our reserves at a faster rate than companies whose reserves have longer production periods. We may not be able to identify or complete the acquisition of properties with sufficient proved reserves to implement our business strategy.

     Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than production from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production. As our reserves decline from production, we must incur significant capital expenditures to replace declining production. As a result, in order to increase our reserves, we must replace our reserves with newly-acquired properties. Also, our return on capital for a particular property depends significantly on prices prevailing during the relatively short production period of that property. As of December 31, 2002 and 2001, our reserve life index was
8.7 years and 9.1 years, respectively.

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

    We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding acquisition, development and abandonment of oil and gas reserves and to meet our debt service obligations. Our capital expenditures were $34.9 million during 2002, $110.3 million during 2001 and $76.5 million during 2000.

    For 2003, we plan to finance anticipated expenses, debt service and acquisition and development requirements with funds generated from the following sources:

    .  cash provided by operating activities;
    .  funds available under new credit facilities;
    . the potential increased availability from our existing credit facilities; . extended financing arrangements with suppliers and service providers;
    . net cash proceeds from the sale of assets, debt or equity; and . the potential issuance of new debt or equity.

     Our projected cash flows provide the necessary funds for our debt service and our planned Gulf of Mexico developments and we intend to finance our planned North Sea development with projected cash flows and potential new financing arrangements. Low commodity prices, production problems, disappointing drilling results and other factors beyond our control could reduce our funds from operations and may restrict our ability to obtain additional financing. In addition, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is not available, we may curtail our acquisition, drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. In addition, we may not be able to pay interest and principal on our debt obligations.

    Natural gas and oil prices are volatile, and low prices have had in the past and could have in the future a material adverse impact on our business.

    Our revenues, profitability and future growth and the carrying value of our properties depend substantially on the prices we realize for our natural gas and oil production. Because approximately 85% of our estimated proved reserves as of December 31, 2002 were natural gas reserves, our financial results are more sensitive to movements in natural gas prices. Our realized prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

    Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices increased significantly in late 2000 and steadily declined in 2001, only to climb again in 2002. Among the factors that can cause this volatility are:

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

    Our price risk management decisions may reduce our potential gains from increases in commodity prices and may result in losses.

    We periodically utilize derivative instruments with respect to a portion of our expected production. These instruments expose us to risk of financial loss if:

    .  production is less than expected;
    . the other party to the derivative instrument defaults on its contract obligations; or
    . there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received.

     Our results of operations may be negatively impacted by our derivative instruments in the future and these instruments may limit any benefit we would receive from increases in the prices for natural gas and oil. For the years ended December 31, 2002, 2001 and 2000, we realized a loss of $3.4 million, $19.7 million and $28.2 million, respectively. See Item 7a. "Quantitative and Qualitative Disclosure about Market Risk" for volume and price information on our price risk management activities.

    We may incur substantial impairment writedowns.

     If management's estimates of the recoverable reserves on a property are revised downward or if natural gas and oil prices decline, we may be required to record additional non-cash impairment writedowns in the future, which would result in a negative impact to our financial position. In addition, future writedowns to our properties could result in corresponding reductions of our borrowing base under our credit facility and promissory note. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management's estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' estimated reserves, future cash flows and fair value. We recorded impairments of $6.8 million, $24.9 million and $10.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Management's assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property's fair value. Additionally, as management's views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

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

    Terrorist Attacks or Similar Hostilities May Adversely Impact Our Results of Operations.

    The impact that future terrorist attacks or regional hostilities (particularly in the Middle East) may have on the energy industry in general, and on us in particular, is not known at the time. Uncertainty surrounding military strikes or a sustained military campaign may affect our operations in unpredictable ways, including disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, processing plants and refineries, could be direct targets of, or indirect casualties of, an act of terror or war. Moreover, we have incurred additional costs since the terrorist attacks of September 11, 2001 to safeguard certain of our assets and we may be required to incur significant additional costs in the future.

    The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to such attacks have made certain types of insurance more difficult for us to obtain. There can be no assurance that insurance will be available to us without significant additional costs. A lower level of economic activity could also result in a decline in energy consumption which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

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

     Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could have a material adverse effect on our business, financial condition and results of operations. In periods of increased drilling activity in the Gulf of Mexico, we may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. These costs may increase further and necessary equipment and services may not be available to us at economical prices.

    Competition in our industry is intense, and we are smaller and have a more limited operating history than some of our competitors in the Gulf of Mexico and in the North Sea.

    We compete with major and independent natural gas and oil companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources than us. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in the Gulf of Mexico and in the North Sea for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

    Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

    Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2002, we had 13 engineers, geologist/geophysicists and other technical personnel in our Houston office and five engineers, geologist/geophysicists and other technical personnel in our London location. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

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

    We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

    Development, production and sale of natural gas and oil in the U.S., especially in the Gulf of Mexico, and in the North Sea, are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

  Commodity Price Risk

     Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell a portion of our natural gas and oil production under price sensitive or market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected natural gas and oil production through a variety of financial and physical arrangements intended to support natural gas and oil prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and gas sales when the associated production occurs. For derivatives designated as cash flow hedges, the unrecognized gains and losses are included as a component of other comprehensive income (loss) to the extent the hedge is effective. See Note 12 to the Consolidated Financial Statements for additional information. We do not hold or issue derivative instruments for trading purposes.

    Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management's estimated value of the estimated proved reserves at the then current natural gas and oil prices. We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements. During 2002, we hedged approximately 51% of our natural gas and oil production.

    To calculate the potential effect of the derivative and fixed-price contracts on future income (loss) before taxes, we applied the NYMEX oil and gas strip prices as of December 31, 2002 to the quantity of our oil and gas production covered by those contracts as of that date. The following table shows the estimated potential effects of the derivative and fixed-price contracts on future income (loss) before taxes (in thousands):

                                                                  Estimated Increase (Decrease)
                                                                         In Income (Loss)
                                                                       Before Taxes Due to
                                                                  ------------------------------
                                                                       10%              10%
                                                                    Decrease         Increase
       Instrument                                                   in Prices        in Prices
       ----------                                                 ------------     -------------
       Natural gas swaps .......................................  $     2,772      $   (2,772)
       Oil swaps ...............................................          504            (504)
       Natural gas fixed price contracts .......................        2,374          (2,374)
       Oil fixed price contracts ...............................          642            (642)

Item 8. Financial Statements and Supplementary Data

     The information required here is included in the report as set forth in the "Index to the Consolidated Financial Statements" on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

    Except for the information relating to Executive Officers of the Registrant, which is included in Part 1, Item 4 of this Report, the information required by
Item 10 of Form 10-K is incorporated by reference to "Election of Directors" and "Section 16 Compliance" included in the definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on May 28, 2003 (the "Proxy Statement").

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

Item 14. Controls and Procedures

    a. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

    b. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) and (2)   Financial Statements and Financial Statement Schedules

       See "Index to Consolidated Financial Statements" on page F-1.

    (a) (3) Exhibit

      3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of ATP's registration statement No. 333-46034 on Form S-1)
      3.2 Restated Bylaws (incorporated by reference to Exhibit 3.2 of ATP's registration statement No. 333-46034 on Form S-1)
      4.1  Form of Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 of ATP's registration statement No. 333-46034 on
           Form S-1)
     10.1 Gas Service Agreement, dated December 31, 1998, between American Citigas Company and ATP Energy, Inc. (incorporated by reference to
           Exhibit 10.6 of ATP's registration statement No. 333-46034 on
           Form S-1)
     10.2 Marketing & Natural Gas Purchase Agreement, dated December 1, 1998, between ATP Energy, Inc. and El Paso Energy Marketing Company (incorporated by reference to Exhibit 10.7 of ATP's registration statement No. 333-46034 on Form S-1)
     10.3 Purchase and Sale Agreement, effective as of May 1, 1999, between Eugene Offshore Holdings, LLC and ATP Oil & Gas Corporation (incorporated by reference to Exhibit 10.8 of ATP's registration statement No. 333-46034 on Form S-1)
     10.4 ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 of ATP's registration statement No. 333-46034 on Form S-1)
     10.5 First Amendment to the ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.10 of ATP's registration statement No. 333-46034 on Form S-1)
     10.6 ATP Oil & Gas Corporation 2000 Stock Plan (incorporated by reference to Exhibit 10.11 of ATP's Annual Report on Form 10-K for the year ended December 31, 2000)
     10.7 Note Purchase Agreement dated June 29, 2001 between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.3 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)
     10.8 Intercreditor and Subordination Agreement dated June 29, 2001, among ATP Oil & Gas Corporation, Aquila Energy Capital Corporation, BNP Paribas, as Agent, and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.4 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
     10.9 First Amendment to Note Purchase Agreement dated March 27, 2002 between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.23 of ATP's Annual Report on Form 10-K for the year ended December 31, 2001)
     10.10 Amended and Restated Credit Agreement dated July 31, 2002, among ATP Oil & Gas Corporation, Union Bank of California, N.A., as agent, Guaranty Bank, FSB, as Co-Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 of ATP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
    *21.1  Subsidiaries of ATP Oil & Gas Corporation
    *23.1  Consent of KPMG LLP
    *23.2  Consent of Ryder Scott Company
    *23.3  Consent of Troy-Ikoda Limited
    *99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    ---------------
    * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATP Oil & Gas Corporation

                                By:           /s/ Albert L. Reese, Jr.
                                         ---------------------------------
                                                Albert L. Reese, Jr.
                                               Senior Vice President
                                             and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 28, 2003.

           Signature                                      Title
           ---------                                      -----

  /s/  T. PAUL BULMAHN                        Chairman, President and Director
----------------------------------             (Principal Executive Officer)
       T. Paul Bulmahn

  /s/  ALBERT L. REESE, JR.                      Senior Vice President and
----------------------------------                 Chief Financial Officer
       Albert L. Reese, Jr.                   (Principal Financial Officer and
                                                Principal Accounting Officer)


  /s/  CHRIS A. BRISACK                                  Director
----------------------------------
       Chris A. Brisack

  /s/  ARTHUR H. DILLY                                   Director
----------------------------------
       Arthur H. Dilly

  /s/  GERARD J. SWONKE                                  Director
----------------------------------
       Gerard J. Swonke

  /s/  ROBERT C. THOMAS                                  Director
----------------------------------
       Robert C. Thomas

  /s/  WALTER WENDLANDT                                  Director
----------------------------------
       Walter Wendlandt

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Independent Auditors' Report ............................................................   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 ............................   F-3

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000 ...................................................   F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000 ...................................................   F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 2002, 2001 and 2000 ...................................................   F-6

Notes to Consolidated Financial Statements ..............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ATP Oil & Gas Corporation:

     We have audited the accompanying consolidated balance sheets of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

KPMG LLP

Houston, Texas
March 26, 2003

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2002          2001
                                                                                  -----------  -----------
                                 Assets
Current assets:
    Cash and cash equivalents .................................................   $     6,944  $     5,294
    Restricted cash ...........................................................           414            -
    Accounts receivable (net of allowance of $1,266 and $1,423, respectively)..        24,998       10,371
    Deferred tax asset ........................................................         1,628            -
    Derivative asset ..........................................................             -        1,936
    Other current assets ......................................................         3,245        1,754
                                                                                  -----------  -----------
       Total current assets ...................................................        37,229       19,355
                                                                                  -----------  -----------

Oil and gas properties (using the successful efforts method of accounting).....       355,088      319,506
    Less:  Accumulated depletion, impairment and amortization..................      (236,052)    (186,473)
                                                                                  -----------  -----------
       Oil and gas properties, net.............................................       119,036      133,033
                                                                                  -----------  -----------

Furniture and fixtures (net of accumulated depreciation).......................           810          794
Deferred tax asset.............................................................        21,580       19,228
Other assets, net..............................................................         3,400        5,154
                                                                                  -----------  -----------
       Total assets............................................................   $   182,055  $   177,564
                                                                                  ===========  ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accruals..............................................   $    35,336  $    26,426
    Current maturities of long-term debt.......................................         6,000       22,000
    Derivative liability.......................................................         9,592            -
                                                                                  -----------  -----------
       Total current liabilities...............................................        50,928       48,426
Long-term debt.................................................................        80,387       78,111
Long-term derivative liability.................................................             -          671
Deferred revenue...............................................................         1,111        1,296
Other long-term liabilities and deferred obligations...........................        11,082        4,068
                                                                                  -----------  -----------
       Total liabilities.......................................................       143,508      132,572
                                                                                  -----------  -----------

Shareholders' equity:
    Preferred stock: $0.001 par value, 10,000,000 shares authorized;
       none issued.............................................................             -            -
    Common stock: $0.001 par value, 100,000,000 shares authorized
       in December 31, 2002 and 2001...........................................            20           20
    Additional paid in capital.................................................        81,087       80,478
    Accumulated deficit........................................................       (39,314)     (34,614)
    Accumulated other comprehensive income (loss)..............................        (2,335)          19
    Treasury stock, at cost....................................................          (911)        (911)
                                                                                  -----------  -----------
       Total shareholders' equity..............................................        38,547       44,992
                                                                                  -----------  -----------
       Total liabilities and shareholders' equity..............................   $   182,055  $   177,564
                                                                                  ===========  ===========

        See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                           Years Ended December 31,
                                                                     ----------------------------------
                                                                        2002        2001        2000
                                                                     ----------  ----------  ----------
Revenues:
   Oil and gas production........................................    $   88,151  $  105,757  $   75,940
   Gas sold - marketing..........................................         6,272       7,417       8,015
   Gain on sale of oil and gas properties........................             -           -          33
                                                                     ----------  ----------  ----------
                                                                         94,423     113,174      83,988
                                                                     ----------  ----------  ----------

Costs and operating expenses:
   Lease operating expenses......................................        16,764      14,806      11,559
   Gas purchased - marketing.....................................         6,087       7,218       7,788
   Geological and geophysical expenses...........................           154       1,068           -
   General and administrative expenses...........................        10,287       9,981       5,409
   Non-cash compensation expense (general and administrative)....           595       3,364           -
   Depreciation, depletion and amortization......................        43,390      53,428      40,569
   Impairment of oil and gas properties..........................         6,844      24,891      10,838
   Loss on unsuccessful property acquisition.....................             -       3,147           -
   Other expense.................................................             -           -         450
                                                                     ----------  ----------  ----------
                                                                         84,121     117,903      76,613
                                                                     ----------  ----------  ----------
Income (loss) from operations....................................        10,302      (4,729)      7,375
                                                                     ----------  ----------  ----------
Other income (expense):
   Interest income...............................................            73         884         451
   Interest expense..............................................       (10,418)    (10,039)    (11,907)
   Other.........................................................         1,081           -           -
   Loss on derivative instruments................................        (8,319)    (18,083)    (11,911)
                                                                     ----------- ----------  ----------
                                                                        (17,583)    (27,238)    (23,367)
                                                                     ----------  ----------  ----------
Loss before income taxes and extraordinary item .................        (7,281)    (31,967)    (15,992)
Income tax benefit ..............................................         2,581      11,186       5,594
                                                                     ----------  ----------  ----------
Loss before extraordinary item...................................        (4,700)    (20,781)    (10,398)
Extraordinary item, net of tax...................................             -        (602)          -
                                                                     ----------  ----------  ----------
Net loss.........................................................        (4,700)    (21,383)    (10,398)

Other comprehensive income (loss):

   Cumulative effect of change in accounting principle                        -     (34,252)          -
   Reclassification adjustment for settled contracts                        627      34,252           -
   Change in fair value of outstanding hedging positions                 (3,651)          -           -
   Foreign currency translation adjustment                                  670          19           -
                                                                     ----------- ----------  ----------
     Other comprehensive income (loss)                                   (2,354)         19           -
                                                                     ----------- ----------  ----------
Comprehensive loss                                                   $   (7,054) $  (21,364) $  (10,398)
                                                                     =========== ==========  ==========

Basic and diluted loss per common share:

   Loss before extraordinary item................................    $    (0.23) $    (1.06) $    (0.73)
   Extraordinary item, net of tax................................             -       (0.03)          -
                                                                     ----------  ----------  ----------
   Net loss per common share.....................................    $    (0.23) $    (1.09) $    (0.73)
                                                                     ==========  ==========  ==========

Weighted average number of common shares:
   Basic and diluted.............................................        20,315      19,704      14,286
                                                                     ==========  ==========  ==========

        See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Years Ended December 31,
                                                                       -----------------------------------
                                                                           2002       2001        2000
                                                                       ----------  ----------  -----------
Cash flows from operating activities:
    Net loss ........................................................  $   (4,700) $  (21,383) $   (10,398)
    Adjustments to reconcile net loss to net cash
       provided by operating activities -
         Depreciation, depletion and amortization ...................      43,390      53,428       40,569
         Impairment of oil and gas properties .......................       6,844      24,891       10,838
         Amortization of deferred financing costs ...................       1,429         797          376
         Extraordinary item .........................................           -         926            -
         Other comprehensive loss ...................................      (3,024)          -            -
         Deferred tax assets ........................................      (2,352)    (11,576)      (5,594)
         Non-cash compensation expense ..............................         595       3,364            -
         Gain on sale of oil and gas properties .....................           -           -          (33)
         Other expense ..............................................           -           -          450
         Other non-cash items .......................................         746         196          431
    Changes in assets and liabilities -
       Accounts receivable and other ................................     (14,659)     23,014      (22,772)
       Restricted cash ..............................................        (414)          -          471
       Net (assets) liabilities from risk management activities .....       9,229      (8,513)       7,249
       Accounts payable and accruals ................................       8,910     (23,436)      37,309
       Other long-term assets .......................................      (1,525)     (4,183)      (1,462)
       Other long-term liabilities and deferred credits .............       6,829       3,831         (277)
                                                                       ----------  ----------  ------------
Net cash provided by operating activities ...........................      51,298      41,356       57,157
                                                                       ----------  ----------  -----------

Cash flows from investing activities:
    Additions and acquisitions of oil and gas properties ............     (34,873)   (110,264)     (76,474)
    Additions to furniture and fixtures .............................        (294)       (546)        (361)
                                                                       ----------  ----------  -----------
Net cash used in investing activities ...............................     (35,167)   (110,810)     (76,835)
                                                                       ----------  ----------  -----------

Cash flows from financing activities:
    Proceeds of initial public offering .............................           -      78,330            -
    Payment of offering costs .......................................           -        (893)        (621)
    Proceeds from long-term debt ....................................       1,000     119,000       15,800
    Payments of long-term debt ......................................     (15,000)    (46,750)      (8,250)
    Proceeds from non-recourse borrowings ...........................           -       3,359       42,745
    Payments of non-recourse borrowings .............................           -     (92,138)     (29,239)
    Deferred financing costs ........................................        (495)     (3,586)        (400)
    Treasury stock purchases ........................................           -        (911)           -
    Other ...........................................................          14         201            -
                                                                       ----------  ----------  -----------
Net cash provided by (used in) financing activities .................     (14,481)     56,612       20,035
                                                                       ----------  ----------  -----------
Increase (decrease) in cash and cash equivalents ....................       1,650     (12,842)         357
Cash and cash equivalents, beginning of period ......................       5,294      18,136       17,779
                                                                       ----------  ----------  -----------
Cash and cash equivalents, end of period ............................  $    6,944  $    5,294  $    18,136
                                                                       ==========  ==========  ===========

Supplemental disclosures of cash flow information:

    Cash paid during the period for interest ........................  $    7,361  $    4,177  $     2,531
                                                                       ==========  ==========  ===========
    Cash paid during the period for taxes ...........................  $        -  $        -  $       497
                                                                       ==========  ==========  ===========

        See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                                   2002                      2001                       2000
                                           -------------------       -------------------       --------------------
                                           Shares    Amount          Shares     Amount         Shares      Amount
                                           ------  -----------       ------   ----------       ------    ----------
Common Stock
   Balance, beginning of year ...........  20,313  $        20       14,286   $       14       14,286    $       14
   Issuances of common stock
     Public offering ....................       -            -        6,000            6            -             -
     Exercise of stock options ..........       9            -          103            -            -             -
   Purchase of treasury stock ...........       -            -          (76)           -            -             -
                                           ------  -----------       ------   ----------       ------    ----------
   Balance, end of year .................  20,322  $        20       20,313   $       20       14,286    $       14
                                           ======  -----------       ======   ----------       ======    ----------

Paid-in Capital
   Balance, beginning of year ...........          $    80,478                $       38                $        38
   Issuances of common stock
     Public offering ....................                    -                    76,809                          -
     Exercise of stock options ..........                   14                       267                          -
   Non-cash compensation expense ........                  595                     3,364                          -
                                                   -----------                -----------               -----------
   Balance, end of year .................          $    81,087                $   80,478                $        38
                                                   -----------                ----------                -----------

Accumulated Deficit
   Balance, beginning of year ...........          $   (34,614)               $  (13,231)               $    (2,833)
   Net loss .............................               (4,700)                  (21,383)                   (10,398)
                                                   -----------                ----------                ------------
   Balance, end of year .................          $   (39,314)               $  (34,614)               $   (13,231)
                                                   -----------                ----------                -----------

Accumulated Other
   Comprehensive Income (Loss)
     Balance, beginning of year .........          $        19                $        -                $         -
     Other comprehensive
       income (loss) ....................               (2,354)                       19                          -
                                                   -----------                -----------               -----------
     Balance, end of year ...............          $    (2,335)               $       19                $         -
                                                   -----------                ----------                -----------

Treasury Stock
   Balance, beginning of year ...........      76  $      (911)           -   $        -            -   $         -
   Purchase of treasury stock ...........       -            -           76         (911)           -             -
                                           ------  -----------  -----------   -----------  ----------   -----------
   Balance, end of year .................      76  $      (911)          76   $     (911)           -   $         -
                                           ======  -----------  ===========   -----------  ==========   -----------
Total Shareholders'
   Equity (Deficit) .....................          $    38,547                $   44,992                $   (13,179)
                                                   ===========                ==========                ===========

        See accompanying notes to the consolidated financial statements.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization and Basis of Presentation

  Organization

     ATP Oil & Gas Corporation ("ATP") was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of natural gas and oil properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea (the "North Sea"). We primarily focus our efforts on natural gas and oil properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. We attempt to achieve a high rate of return on our investment in these properties by limiting our up-front acquisition costs and by developing our acquisitions quickly.

   Basis of Presentation

     The consolidated financial statements include our accounts and our wholly-owned subsidiaries, ATP Energy, Inc. (ATP Energy), ATP Oil & Gas (UK) Limited and ATP Oil & Gas Netherlands (B.V.). All significant intercompany transactions are eliminated upon consolidation. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Note 2 -- Summary of Significant Accounting Policies and Estimates

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

     Expenditures for geological and geophysical data are generally charged to expense unless the costs can be specifically attributed to determining the placement for a future developmental well location.

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

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management's estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer's estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. We recorded impairments during the years ended December 31, 2002, 2001 and 2000 of $6.8 million, $24.9 million and $10.8 million, respectively, primarily due to either depressed oil and natural gas prices, unfavorable operating performance or downward revisions of recoverable reserves or a combination of these. The impairments were calculated as the difference between the carrying value and the estimated fair value of the impaired depletable unit.

    Furniture and Fixtures. Furniture and fixtures consists of office furniture, computer hardware and software and leasehold improvements. Depreciation of furniture and fixtures is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

    Other Assets.  Other assets consist of the following (in thousands):

                                                          December 31,
                                                ------------------------------
                                                     2002            2001
                                                -------------   --------------
         Debt financing costs ...............   $       3,767   $        3,584
         Spare parts inventory ..............           1,000            2,138
         Long-term portion of receivable ....             629                -
         Other ..............................              10                9
                                                -------------   --------------
                                                        5,406            5,731
         Accumulated amortization ...........          (2,006)            (577)
                                                -------------   --------------
                                                $       3,400   $        5,154
                                                =============   ==============

    Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related agreement, using the effective interest or straight-line method (which approximates the effective interest method).

    Environmental Liabilities. Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition coincides with our commitment to a formal plan of action.

    Revenue Recognition. We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create gas imbalances which are generally reflected as adjustments to reported proved gas reserves and future cash flows in the our supplemental oil and gas disclosures.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments for gas imbalances totaled approximately 0.25 percent of our proved gas reserves at December 31, 2002. If our excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet.
No such amount was recorded in 2002.

     Major Customers. We sell a portion of our oil and gas to end users through various gas marketing companies. For the year ended December 31, 2002, revenues from four purchasers accounted for 34%, 26%, 14% and 14%, respectively, for oil and gas production revenues. For the year ended December 31, 2001, revenues from three purchasers accounted for 53%, 17% and 10%, respectively, of oil and gas production revenues. For the year ended December 31, 2000, revenues from two purchasers accounted for 41% each of oil and gas production revenues. Percentages are calculated on oil and gas revenues before any effects of price risk management activities.

     Translation of Foreign Currencies. Financial statement amounts related to our U.K. subsidiary, which has a functional currency of the British pound sterling, are translated into the U.S. dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end exchange rates and (2) statement of operations accounts at the weighted average exchange rate for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders' equity.

    Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date.

    Comprehensive Loss. Comprehensive loss is net loss, plus certain other items that are recorded directly to shareholders' equity. In 2002 and 2001, comprehensive loss was $7.1 million and $21.4 million, respectively. In 2000, we had no comprehensive income (loss) other than net loss.

    Stock Options. At December 31, 2002, we had stock-based compensation plans which are more fully described in Note 6. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to stock based compensation:

                                                                                        Year Ended December 31,
                                                                                    ------------------------------
                                                                                        2002               2001
                                                                                    ------------      ------------
    Net loss before extraordinary item, as reported ............................    $     (4,700)     $    (20,781)
    Add: Stock based employee compensation expense included in
      reported net loss, determined under APB 25, net of related tax effects ...             387             2,187
    Deduct: Total stock based employee compensation expense
      determined under fair value for all awards, net of related tax effects ...          (2,673)           (3,517)
                                                                                    -------------     ------------
    Pro forma net loss before extraordinary item ...............................    $     (6,986)     $    (22,111)
                                                                                    ============      ============

    Earnings per share:
     Basic and diluted - as reported ...........................................    $      (0.23)     $      (1.06)
     Basic and diluted - pro forma .............................................    $      (0.34)     $      (1.12)

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair Value of Financial Instruments. The following methods and assumptions were used in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

     As of January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in our balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income (loss) to the extent the hedge is effective, until the hedged item is recognized in earnings. Hedge effectiveness is measured quarterly based on the relative changes in fair value between the derivative instrument and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     The following table provides information our debt (in thousands):

                                                                      December 31,
                                              -----------------------------------------------------------
                                                          2002                           2001
                                              -----------------------------  ----------------------------
                                                 Carrying         Fair         Carrying          Fair
                                                  Amount          Value         Amount           Value
                                              -------------   -------------  -------------  -------------
   Bank debt ..........................       $      56,000   $      56,000  $      70,000  $      70,000
   Note payable .......................              30,387          34,376         30,111         33,400
                                              -------------   -------------  -------------  -------------
     Total ............................       $      86,387   $      90,376  $     100,111  $     103,400
                                              =============   =============  =============  =============

     Our bank debt is variable rate debt and as such, approximates fair value, as interest rates are variable based on prevailing market rates. Our note payable is a fixed rate note and the fair value has been determined by discounting the future payments using our incremental borrowing rate, based on the differential between the fixed interest rate and interest rates of long-term treasury securities at the date of the borrowing and the balance sheet date.

     New Accounting Standards. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition;
2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for fiscal years beginning after June 15, 2002 and we adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We have not yet completed our assessment of the impact of SFAS 143 on our financial condition and results of operations. However, we expect that adoption of the statement will result in increases in the capitalized costs of our oil and properties and in the recognition of additional liabilities related to asset retirement obligations.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and we adopted the statement on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of SFAS 145 will require the $0.6 million (net of tax) of extraordinary loss for the year ended December 31, 2001 to be reclassified to interest expense and income tax benefit.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS 146 on January 1, 2003 and the adoption did not have an effect on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. We do not currently have guarantees that require disclosure. We adopted the measurement provisions of this statement in the first quarter of 2003 and the adoption did not have an effect on our financial position or results of operations.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on our financial position or results of operations when adopted.

     Emerging Issues Task Force ("EITF") Issue No. 02-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts" under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. As of January 1, 2003, we will present our gas sold and purchased activities in the statement of operations for all periods on a net rather than a gross basis. The change will decrease reported revenues and costs and operating expenses, but will have no effect on operating income or cash flow. The remaining provisions effective January 1, 2003 will have no impact on our financial statements. For more information regarding this marketing activity, see Note 13.

Note 3 -- Acquisitions and Dispositions

  Gulf of Mexico

     During 2002, we entered into a farm-in agreement to acquire a 100% working interest in one block with associated proved reserves of approximately 4.7 Bcf (unaudited), based on third party reservoir engineering estimates at year-end. We plan to develop this block in 2003.

     In addition, we acquired another block for approximately $1.0 million. This block, along with the block immediately to the south which we did not acquire, contains an accumulation of oil and gas. Since the well that identified proved reserves is located on the southern block and due to the strict limitations to declare reserves as proved, we are unable to record any proved reserves with this acquisition. The cost of this unproved property is included in oil and gas properties.

  U.K. Sector - North Sea

     In 2001, we acquired interests in three properties (five blocks) in the North Sea which included a 100% interest in one block ("Helvellyn"), a 50% interest in one block ("Venture") and an 86% interest in three blocks ("Tors").

     Helvellyn. In August 2002 we entered into an agreement, which was completed on September 30, 2002, whereby we assigned 50% of our working interest in the Helvellyn development in the U.K. Sector - North Sea to a joint venture partner. The terms of the agreement required the other party to pay a disproportionate share of the development costs on the project. The partner's share of development costs totaled $28.9 million through December 31, 2002, of which $17.3 million was paid to us in cash, $11.0 million is included in accounts receivable and $0.6 million is included as a receivable in other long term assets. We retained a 50% working interest and continued as the operator of the field.

     Tors. In February 2002 the U.K. Department of Trade and Industry directly awarded us a 75% working interest in two lease blocks. The lease sale in the U.K. is referred to as a "round" and the award is known as an "out of round" award. We paid no acquisition costs and net proved reserves for these properties at December 31, 2002, were approximately 20.3 Bcf (unaudited), based on third party reservoir engineering estimates at year-end. These two blocks will become a component of our Tors development.

     In October 2002 we entered into an earn-in agreement whereby we assigned an 11% interest in three blocks acquired in 2001 to a joint venture partner in return for them funding part of the block's development costs. We retained a 75% working interest and continued as the operator. As of December 31, 2002, these blocks had not yet been developed.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Dutch Sector - North Sea

     In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector - North Sea. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state.

Note 4 -- Financing and Debt

     Long-term debt consisted of the following balances (in thousands):

                                                                            December 31,
                                                                     -------------------------
                                                                        2002           2001
                                                                     -----------   -----------
     Credit facility, bearing interest at 5.25% and 5.26%
       at December 31, 2002 and 2001, respectively ..............    $    56,000   $    70,000
     11.5 % Note payable, net of unamortized discount of $863
       and $1,139 at December 31, 2002 and 2001, respectively ...         30,387        30,111
                                                                     -----------   -----------
     Total debt .................................................         86,387       100,111
     Less current maturities ....................................         (6,000)      (22,000)
                                                                     -----------   -----------
     Total long-term debt .......................................    $    80,387   $    78,111
                                                                     ===========   ===========


  Credit Facility

     We have a $100.0 million senior-secured revolving credit facility which is secured by substantially all of our U.S. oil and gas properties, as well as by approximately two-thirds of the capital stock of our foreign subsidiaries and is guaranteed by our wholly owned subsidiary, ATP Energy, Inc. The amount available for borrowing under the credit facility is limited to the loan value, as determined by the bank, of oil and gas properties pledged under the facility. At December 31, 2002, the borrowing base was $56.0 million with no further scheduled borrowing base reduction. If our outstanding balance exceeds our borrowing base at any time, we are required to repay such excess within 30 days and our interest rate during the time an excess exists is increased by 2.00%.

     On March 25, 2003, we entered into an agreement with our lenders to defer our scheduled borrowing base redetermination until the next scheduled redetermination in May 2003. This agreement reaffirmed the current borrowing base of $56.0 million and the borrowing base reduction amount of zero. As part of this agreement we committed to reduce the amount outstanding under our borrowing base by $6.0 million between March 28, 2003 and May 31, 2003. Additionally, if the aggregate principal amount of the loan exceeds the required month-end reductions of $1.5 million, $2.5 million and $2.0 million during the period from March 28, 2003 to May 31, 2003, such principal amounts in excess of the applicable period limits shall bear interest at a per annum rate of interest equal to the adjusted reference rate plus 2%. Further, the lenders agreed to raise the limit of advances available to be made to our foreign subsidiaries and specified certain future events which would require our foreign subsidiaries to return the incremental advances to the parent. At the next scheduled redetermination in May 2003, the lenders can increase or decrease the borrowing base and re-establish the monthly reduction amount. A material reduction in the borrowing base or a material increase in the monthly reduction amount by the lender would have a material negative impact on our cash flows and our ability to fund future operations.

     Advances under the credit facility can be in the form of either base rate loans or Eurodollar loans. The interest on a base rate loan is a fluctuating rate equal to the higher of the Federal funds rate plus 0.5% and the bank base rate, plus a margin of 0.25%, 0.50%, 0.75% or 1.00% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the Eurodollar rate, plus a margin of 2.25%, 2.50%, 2.875%, or 3.125% depending on the amount outstanding under the credit facility. The credit facility matures in May 2004. Our credit facility contains conditions and restrictive provisions, among other things, (1) limiting us to enter into any arrangement to sell or transfer any of our material property, (2) prohibiting a merger into or consolidation with any other person or sell or dispose of all or substantially all of our assets, (3) maintaining certain financial ratios and
(4) limitations on advances to our foreign subsidiaries.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note Payable

     Effective June 29, 2001, we issued a note payable to a purchaser for a face principal amount of $31.3 million which matures in June 2005 and bears interest at a fixed rate of 11.5% per annum. The note is secured by second priority liens on substantially all of our U.S. oil and gas properties and is subordinated in right of payment to our existing senior indebtedness. We executed an agreement in connection with the note which contains conditions and restrictive provisions and requires the maintenance of certain financial ratios. Upon consent of the purchaser, which shall not be unreasonably withheld, the note may be repaid prior to the maturity date with an additional repayment premium based on the percentage of the principal amount paid, ranging from 4.5% during the first year to 16.5% in the final year of payment. If the note is paid at maturity, the maximum payment premium of 16.5% is required. The expected repayment premium is being amortized to interest expense straight-line, over the term of the note which approximates the effective interest method. The resulting liability is included in other long-term liabilities on the consolidated balance sheet. In July 2001, we received proceeds of $30.0 million in consideration for the issuance of the note. The discount of $1.3 million is being amortized to interest expense using the effective interest method. The amount available for borrowing under the note is limited to the loan value of oil and gas properties pledged under the note, as determined by the purchaser. The purchaser has the right to make a redetermination of the borrowing base at least once every six months. We were not notified of any change in the borrowing base in 2002. If our outstanding balance exceeds the borrowing base at any time, we are required to repay such excess within 10 days subject to the provisions of the agreement. A material reduction in the borrowing base by the lender would have a material negative impact on our cash flows and our ability to fund future obligations. As of December 31, 2002, all of our borrowing base under the agreement was outstanding.

     As of December 31, 2002, we were in compliance with all of the financial covenants of our credit facility and note payable agreements.

  Maturities

     The aggregate amount of maturities of our long-term debt for the next five years is: 2003 - $6.0 million, 2004 -$50.0 million and 2005 - $31.3 million.

Note 5 -- Equity

  Common Stock

     At December 31, 2002, we had 100,000,000 shares authorized, 20,398,007 shares issued, 20,322,167 shares outstanding and 75,840 shares in treasury. At December 31, 2001, we had 100,000,000 shares authorized, 20,388,488 shares issued, 20,312,648 shares outstanding and 75,840 shares in treasury.

  Treasury Stock

     During the second quarter 2001, the first option vesting date occurred for certain options granted since September 1999 through the date of our initial public offering ("IPO") on February 5, 2001, as well as for certain options granted prior to September 1999. Of those options exercised during that period, certain optionees elected to receive cash upon exercise of their options, whereby we purchased 75,840 shares for approximately $0.9 million and recorded such purchase as treasury stock using the cost method.

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

     In December 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan") to provide increased incentive for its employees and directors. The 1998 Plan authorizes the granting of incentive and nonqualified stock options for up to 2,678,571 shares of common stock to eligible participants and expires five years after the closing date of our IPO. One third of the options were exercisable on April 10, 2001 with each remaining third exercisable on the first and second anniversaries of the IPO. Options granted under this plan remain exercisable by the employees owning such options, but no new options will be granted under this plan.

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

     The following table is a summary of stock option activity:

                                               2002                       2001                     2000
                                     -------------------------  ------------------------   -----------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                    Exercise                   Exercise                   Exercise
                                        Shares        Price        Shares        Price        Shares        Price
                                     ------------   --------    -----------    ---------   ------------  ----------
Outstanding at beginning of year ..     1,637,809  $    8.520       646,608  $     2.710     19,394,362  $    0.040
Granted ...........................        86,500       3.430     1,117,000       11.200        368,215       3.690
Exercised .........................        (9,519)      1.431      (102,774)       1.960              -           -
Forfeited .........................       (29,643)      9.089       (23,025)       4.000       (178,572)      1.400
Cancelled .........................             -           -             -            -    (18,937,397)      0.004
                                     ------------               -----------                ------------
Outstanding at end of year ........     1,685,147  $    8.290     1,637,809  $     8.520        646,608  $    2.710
                                     ============               ===========                ============
Exercisable at end of year ........       563,344  $    6.760       112,760  $     3.370              -  $        -
                                     ============               ===========                ============
Weighted average fair value of
 options granted during the year ..  $       1.74               $      4.65                $          -


                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about all stock options outstanding at December 31, 2002:

                                                           Options Outstanding               Options Exercisable
                                                 --------------------------------------   -------------------------
                                                                Weighted
                                                                 Average       Weighted                  Weighted
                                                                Remaining      Average                   Average
                                                    Number     Contractual     Exercise      Number      Exercise
Range of Exercise Prices                         Outstanding      Life          Price     Exercisable      Price
--------------------------------------------     -----------   ----------     --------    -----------    --------
$ 1.40 - $  3.85 ..........................          607,647    2.4 Years     $   2.94        306,469    $   3.37
$ 6.95 - $  6.95 ..........................           25,000    3.8 Years         6.95          6,250        6.95
$11.24 - $ 11.40 ..........................        1,032,500    3.4 Years        11.37        245,625       11.37
$14.00 - $ 14.00 ..........................           20,000    3.1 Years        14.00          5,000       14.00
                                                 -----------                              -----------
$ 1.40 - $ 14.00 ..........................        1,685,147    3.0 Years     $   8.29        563,344    $   6.76
                                                 ===========                              ===========

     We have elected to follow APB 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense, except as specifically described below, has been recognized for employee stock option plans. Since options granted under the 1998 Plan did not vest nor were exercisable until 60 days after the date of our IPO, under the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), our pro forma net loss and per share amounts would have been unchanged for the year ended December 31, 2000. The pro forma effect on net income and earnings per share in 2002 and 2001, had we applied the fair-value-recognition provisions of SFAS 123, are shown in Note 2.

     The fair value of options granted in 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 2.8%, volatility of 92.8% and an expected life of 2.5 years.

     The fair value of options granted prior to 2002 was estimated on the latter of the date of grant or date of our IPO using a Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 4.5% and volatility of 80.2% and an expected life of
2.4 years.

     Non-Cash Compensation Expense. In 2002, we recorded a non-cash charge to compensation expense of approximately $0.6 million for options granted since September 1999 through the date of our initial public offering on February 5, 2001 (the "measurement date"). The total expected expense as of the measurement date is recognized in the periods in which the option vests. Each option is divided into three equal portions corresponding to the three vesting dates (April 10, 2001, February 9, 2002, and February 9, 2003), with the related compensation cost for each portion amortized straight-line over the period to the vesting date. In 2001, we recorded a non-cash compensation expense of $2.9 million for the above options and an additional non-cash compensation expense of $0.5 million related to certain options granted prior to September 1999 and exercised during 2001. The additional expense was recorded as a result of the manner in which those shares were exercised.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees' contributions to the plan. The matching percentage is discretionary and is currently 50% of each participant's contributions up to 6% of the participant's compensation. Our matching contributions to the plan were approximately $97,000, $70,000 and $56,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     We also have a defined contribution plan for our U.K. employees. We currently contribute 3% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.) and to U.K. rules on taxation. For the years ended December 31, 2002 and 2001, we contributed approximately $15,500 and $14,000, respectively.

Note 7 -- Earnings Per Share

     Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

     Basic and diluted net loss per share is computed based on the following information (in thousands, except per share amounts):

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
Net loss available to common shareholders ..................    $      (4,700)    $     (21,383)   $     (10,398)
                                                                =============     =============    =============
Weighted average shares - basic and diluted ................           20,315            19,704           14,286
                                                                =============     =============    =============
Net loss per share- basic and diluted:
     Loss before extraordinary item ........................    $       (0.23)    $       (1.06)   $       (0.73)
     Extraordinary item, net of income taxes ...............                -             (0.03)               -
                                                                -------------     -------------    -------------
       Net loss per common share ...........................    $       (0.23)    $       (1.09)   $       (0.73)
                                                                =============     =============    =============

Note 8 -- Extraordinary Item

     For the year ended December 31, 2001, we recognized an extraordinary loss of $0.6 million, net of income taxes, related to the early extinguishment of our non-recourse borrowings. This loss will be reclassified to interest expense and income tax benefit upon the adoption of SFAS 145.

Note 9 -- Income Taxes

     The benefit (provision) for income taxes before extraordinary item consisted of the following (in thousands):

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
Current:
  State ....................................................    $           -     $           -    $           -
  Federal ..................................................              229                 -                -
                                                                -------------     -------------    -------------
                                                                          229                 -                -
                                                                -------------     -------------    -------------
Deferred:
  State ....................................................                -                 -                -
  Federal ..................................................            2,352            11,186            5,594
                                                                -------------     -------------    -------------
                                                                        2,352            11,186            5,594
                                                                -------------     -------------    -------------
Benefit for income taxes before extraordinary item .........    $       2,581     $      11,186    $       5,594
                                                                =============     =============    =============

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The reconciliation of income tax, before any valuation allowance, computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
     Statutory federal income tax rate .....................           (35.00)%          (35.00)%         (35.00)%
     Nondeductible and other ...............................            (0.39)             0.01             0.02
                                                                -------------     -------------    -------------
                                                                       (35.39)%          (34.99)%         (34.98)%
                                                                =============     =============    =============

     Significant components of our deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  -------------    -------------
Deferred tax assets:
     Net operating loss carryforwards .......................................     $      19,550    $       3,809
     Minimum tax credit carryforwards .......................................                 -              229
     Fixed asset basis differences ..........................................            (5,427)          11,367
     State taxes ............................................................                17               17
     Unrealized book (gains) losses .........................................             2,415             (443)
     Stock based compensation expense .......................................             1,107            1,177
     Litigation .............................................................             1,101            1,050
     Foreign equity in subsidiary ...........................................             1,989            1,152
     Deferred taxes related to SFAS 133......................................             1,628                -
     Other ..................................................................               828              870
                                                                                  -------------    -------------
Net deferred tax assets .....................................................     $      23,208    $      19,228
                                                                                  =============    =============

     At December 31, 2002, 2001 and 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $55.9 million, $10.7 million, and $11.0 million respectively, which are available to offset future federal taxable income through 2021.

     At December 31, 2002 we have determined that it is more likely than not the deferred tax assets will be realized based on current projections of future taxable income due to higher commodity prices at year-end.

     A tax benefit related to the exercise of employee stock options of approximately $0.1 million was allocated directly to additional paid-in capital in 2001.

     Additionally, a tax benefit of $0.3 million was recognized related to the extraordinary loss for the year ended December 31, 2001.


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

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive loss are as follows (in thousands):

                                                                                               Years Ended December 31,
                                                                                           ------------------------------
                                                                                               2002              2001
                                                                                           -------------    -------------
     Net loss .........................................................................    $      (4,700)   $     (21,383)
                                                                                           -------------    -------------
     Other comprehensive income (loss), net of tax:
       Cumulative effect of change in accounting principle - January 1, 2001 ..........                -          (34,252)
       Reclassification adjustment for settled contracts ..............................              627           34,252
       Change in fair value of outstanding hedging positions ..........................           (3,651)               -
       Foreign currency translation adjustment ........................................              670               19
                                                                                           -------------    -------------
         Other comprehensive income (loss) ............................................           (2,354)              19
                                                                                           -------------    -------------
     Comprehensive loss ...............................................................    $      (7,054)   $     (21,364)
                                                                                           =============    =============

Note 11 -- Commitments and Contingencies

  Operating Leases

     We have commitments under an operating lease agreement for office space. Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0.5 million, $0.3 million and $0.2 million respectively. At December 31, 2002, the future minimum rental payments due under the lease are as follows (in thousands amounts):

                  2003 .........................................     $     539
                  2004 .........................................           539
                  2005 .........................................           371
                  2006 .........................................           289
                  2007 .........................................           214
                  Later Years ..................................           997
                                                                     ---------
                      Total ....................................     $   2,949
                                                                     =========

  Contingencies

     In 2001 we purchased three properties in the U.K. Sector - North Sea for approximately $3.1 million. In accordance with the purchase agreement, we also committed to pay future consideration contingent upon the successful development and operation of the properties. The contingent consideration for each property includes amounts to be paid upon achieving first commercial production and upon achieving designated cumulative production levels. Active development is in progress on our Helvellyn property and future development is planned on the other two properties. First commercial production on the Helvellyn property may occur sometime in the second quarter of 2003. Although a significant portion of the work required has been completed, there remains significant additional work to be performed before this property can produce commercially. That work includes completion, hook-up, and testing of the pipeline and production facilities and final negotiation of certain terms in our transportation and processing agreements. Accordingly, there can be no assurance of eventual production from this development until the aforementioned activities are completed successfully. At such time, the required amount will be accrued for payment to the seller and capitalized as acquisition costs.

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

     While working on the closing for the property with ATP, the sellers sold the property to a third party without informing ATP until after the closing had taken place. ATP filed an action in the District Court of Harris County, Texas against the sellers, generally alleging improper sale of the offshore property to a third party and breach of contract, and seeking unspecified damages from the sellers. The case is encaptioned ATP Oil & Gas Corporation vs. Legacy Resources Co., L.P. et al, No. 2001-63224 in the 269th Judicial District Court of Harris County, Texas. At the same time sellers notified ATP of their sale to a third party, the sellers had a demand made upon ATP for execution of a six month note for the amount of an alleged differential of approximately $12.3 million plus interest at 16%. Substantiation of the amount and validity of the demand could not be ascertained based on the content of the demand received. ATP contested the entire demand. The judge has abated the litigation, until arbitration pursuant to the underlying agreements between the sellers and ATP is completed. A tentative date of May 19, 2003 has been scheduled for the arbitration with an alternative date in September 2003. Due to the inherent uncertainties involving contested facts and legal issues a prediction as to the likely outcome cannot be made with any degree of certainty, and we have not accrued any amount related to this matter. While we are seeking recovery of the amounts previously paid and discussed above, the $3.0 million has been charged to earnings along with other costs related to this matter. ATP intends to vigorously defend against the sellers' claims and forcefully pursue its own claims in this matter.

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

Note 12 -- Derivative Instruments and Price Risk Management Activities

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, and recorded a cumulative transition loss of $34.3 million, net of tax, to accumulated other comprehensive income (loss) to account for the effect of the change in accounting principle. The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

     We occasionally use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments may take the form of futures contracts, swaps or options.

     Prior to July 1, 2002, we had not attempted to qualify our derivatives for the hedge accounting provisions under SFAS 133. Accordingly, we accounted for the changes in market value of these derivatives through current earnings. Gains and losses on all derivative instruments prior to July 1, 2002 were included in other income (expense) on the consolidated financial statements.

     Loss on derivative instruments is comprised of the following components (in thousands):

                                                                            Years Ended December 31,
                                                                ------------------------------------------------
                                                                     2002             2001              2000
                                                                -------------     -------------    -------------
Loss on settled contracts ..................................    $        (153)    $     (19,348)   $           -
Loss on speculative positions (1) ..........................                -                 -           (4,662)
Loss on open speculative positions (1) .....................                -                 -           (7,249)
Gain (loss) on open derivative positions ...................           (8,166)            1,265                -
                                                                -------------     -------------    -------------
                                                                $      (8,319)    $     (18,083)   $     (11,911)
                                                                =============     =============    =============

---------------
(1) In 2000, we found ourselves in a speculative position as a result of actual production being less than projected production when the derivative products were consummated or as a result of entering into speculative derivative instruments. This position was accounted for using the mark-to-market method.

     As of July 1, 2002, we performed the requisite steps to qualify our existing derivative instruments for hedge accounting treatment under the provisions of SFAS 133. Derivative instruments designated as cash flow hedges are reflected at fair value on our consolidated balance sheets. Changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is settled and is recognized in earnings. Any ineffective portion of the derivative instrument's change in fair value is recognized in revenues in the current period. Hedge effectiveness is measured at least quarterly.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Oil and gas revenues are comprised of the following components for the periods indicated (in thousands):

                                                                               Years Ended December 31,
                                                                       ---------------------------------------
                                                                          2002           2001           2000
                                                                       ---------      ---------      ---------
   Oil and gas production ........................................     $  89,415      $ 105,757      $ 104,163
   Derivative settlements during the period ......................        (3,225)             -        (28,223)
                                                                       ---------      ---------      ---------
                                                                          86,190        105,757         75,940
   Amounts previously recognized in earnings prior
    to July 1, 2002 qualification for hedge accounting (1) .......         3,225              -              -
   Change in fair value of derivative hedging positions (2) ......          (964)             -              -
   Ineffective portion of derivative hedging instruments .........          (300)             -              -
                                                                       ---------      ---------      ---------
                                                                       $  88,151      $ 105,757      $  75,940
                                                                       =========      =========      =========

----------
(1) Represents the mark to market valuation of open positions at June 30, 2002 which were previously recognized in other income (expense).
(2) Represents the change in fair value of settled positions between the beginning and end of the period.

     At December 31, 2002, a $4.6 million loss ($3.0 million after tax) was recorded to accumulated other comprehensive loss for the effective portion of the change in fair market value during the last six months of 2002. All of this deferred loss will be reversed during the next twelve months as the forecasted transactions actually occur, assuming no further changes in fair market value. All forecasted transactions currently being hedged are expected to occur by December 2003. As of December 31, 2002, the fair value of the outstanding derivative instruments was a current liability of $9.6 million. This amount represents the difference between contract prices and future market prices on contracted volumes of the commodities as of December 31, 2002.

     As of December 31, 2002, we had derivative contracts in place for the following natural gas and oil volumes:

                                                                      Average
                                                                       Fixed
       Period                                           Volumes        Price
       ------                                         -----------    ---------
       Natural gas (MMBtu):
         2003 .......................................  6,080,000     $  3.02

       Oil (Bbl):
         2003 .......................................    182,500       24.10

     In addition to these derivative instruments, we also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. As of December 31, 2002, we had fixed-price contracts in place for the following natural gas and oil volumes:

                                                                      Average
                                                                       Fixed
       Period                                           Volumes        Price(1)
       ------                                         -----------    ----------
       Natural gas (MMBtu):
         2003 .......................................  5,173,000     $  3.83
       Oil (Bbl):
         2003 .......................................    227,500       26.41

----------
(1) Includes the effect of basis differentials.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes all derivative instruments and fixed-price contracts as of December 31, 2002:

                                                                      Average
                                                                       Fixed
       Period                                           Volumes       Price (1)
       ------                                         -----------    ----------
       Natural gas (MMBtu):
         2003 ......................................   11,253,000    $  3.39
       Oil (Bbl):
         2003 ......................................      410,000      25.38

     Thus far, in 2003 we have entered into the following fixed-price contracts:

                                                                      Average
                                                                       Fixed
       Period                                           Volumes       Price (1)
       ------                                         -----------    ----------
       Natural gas (MMBtu):
         2004 ......................................   3,403,000     $   4.32
       Oil (Bbl):
         2003 ......................................      44,500        31.61

     -------------
     (1) Includes the effect of basis differentials.

     Additionally in 2003, we entered into a costless collar arrangement for 300,000 MMBtu of our natural gas production for the months of January through March 2004 with a floor of $4.40 per MMBtu and a ceiling of $5.80 MMBtu. Collar arrangements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor.

Note 13 -- ATP Energy Gas Purchase Transaction

     ATP Energy entered an agreement in December 1998 with American Citigas Company ("American Citigas") to purchase gas over a ten-year period commencing January 1999. The amount of gas to be purchased was 9,000 MMBtu per day for the first year and 5,000 MMBtu per day for years two through ten. The contract requires ATP Energy to purchase on a monthly basis the gas at a premium of approximately $2.50 per MMBtu to the Gas Daily Henry Hub Index. American Citigas is required to reimburse ATP Energy on a monthly basis for a portion of this premium during the term of the contract. This portion of the reimbursement is accomplished by a note receivable in favor of ATP. The note receivable bears interest at 6% and has monthly payments of approximately $0.4 million until January 2009. The balance of the note receivable at December 31, 2002 and 2001 was $22.9 million and $25.9 million, respectively. At December 31, 2002 and 2001, the present value of the remaining premium payments to be made by ATP Energy, using a discount rate of 6%, was $22.7 million and $25.8 million, respectively. The note receivable and the premium payable to American Citigas have been offset in the consolidated financial statements in accordance with the prescribed accounting in FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". The aggregate amount of premium payments to be paid by ATP Energy over the term of the contract is approximately $49.0 million and the aggregate amount of payments to be paid to ATP Energy over the term of the note is approximately $45.0 million. At December 31, 2002 the remaining premium to be paid was $27.1 million, which will be reimbursed by the monthly reimbursement from American Citigas and the remaining deferred obligation discussed below. The terms provide for the immediate termination of the agreement upon non-performance by American Citigas. ATP Energy entered into a contract with El Paso Energy Marketing in December 1998 to sell an identical quantity of natural gas at the Gas Daily Henry Hub index price less $0.015 until December 2001 and has been renewed on a month-to-month basis since then.

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    ATP Energy received $6.0 million in connection with these transactions, of which $2.0 million was recorded as deferred revenue and $4.0 million was recorded as deferred obligations. The deferred revenue amount of $2.0 million is a non-refundable fee received by ATP Energy and is recognized into income as earned over the life of the contract. At December 31, 2002 and 2001, the deferred revenue amount was $1.1 million and $1.3 million, respectively. The deferred obligation amount of $4.0 million represented the difference between the premium we agreed to pay for natural gas under the American Citigas contract and the obligation of American Citigas to partially reimburse us for such premium. Any deferred obligation amount not utilized is refundable if the contract is terminated. The transaction is structured with American Citigas such that there is no financial impact to ATP Energy associated with the premium paid and reimbursement received other than the $2.0 million realized by ATP Energy. The premium we pay to American Citigas will be approximately the same as the reimbursement obligation for the remainder of the contract. ATP Energy entered into the transactions to earn the fee for agreeing to market the volumes of natural gas specified in the American Citigas contract.

    Our officers were paid $152,125 for the year ended December 31, 2000 for negotiating and monitoring ATP Energy's gas supply contract. We have recognized these amounts in general and administrative expense in the respective periods. No amounts were paid in 2002 and 2001 and we do not intend to pay any further amounts.

Note 14 -- Related Party Transactions

    We have granted to certain of our officers overriding royalty interests ranging in amounts from 0.2% to 3.0% in four of its oil and gas properties. The overriding royalty interest entitles the holder to a portion, 0.2% to 3.0%, of the future revenue for the life of each property. As a result, we recognized $0.3 million in general and administrative expense for the year ended December 31, 2000. No amounts were paid in 2002 and 2001 and we do not intend to pay any further amounts.

Note 15 -- Segment Information

     We follow SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We manage our business and identify our segments based on geographic areas. We have two reportable segments: our operations in the Gulf of Mexico and our operations in the North Sea. Both of these segments involve oil and gas producing activities. Following is certain financial information regarding our segments for 2002, 2001 and 2000 is as follows (in thousands).

                                                      Gulf of
                                                       Mexico      North Sea      Total
                                                    ------------   ---------    ---------
2002
   Revenues ....................................... $   94,423      $     -    $ 94,423
   Depreciation, depletion and amortization .......     43,292           98      43,390
   Impairment of oil and gas properties ...........      6,844            -       6,844
   Operating income (loss) ........................     12,728       (2,426)     10,302
   Total assets ...................................    144,069       37,986     182,055
   Additions to oil and gas properties ............     18,520       16,353      34,873

                                               Table continued on following page

                   ATP OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Gulf of
                                                                      Mexico      North Sea        Total
                                                                    ----------   -----------    -----------
2001
   Revenues ..................................................      $  113,174   $         -    $   113,174
   Depreciation, depletion and amortization ..................          53,376            52         53,428
   Impairment of oil and gas properties ......................          24,891             -         24,891
   Operating loss ............................................          (1,825)       (2,904)        (4,729)
   Total assets ..............................................         172,300         5,264        177,564
   Additions to oil and gas properties .......................         106,433         3,831        110,264

2000
   Revenues ..................................................      $   83,988   $         -    $    83,988
   Depreciation, depletion and amortization ..................          40,563             6         40,569
   Impairment of oil and gas properties ......................          10,838             -         10,838
   Operating income (loss) ...................................           7,813          (438)         7,375
   Total assets ..............................................         161,400           593        161,993
   Additions to oil and gas properties .......................          76,086           388         76,474

Note 16 -- Summarized Quarterly Financial Data (Unaudited)
(In Thousands, Except Per Share Amounts)

                                                        First         Second         Third         Fourth
                                                       Quarter        Quarter       Quarter        Quarter
                                                       -------        -------       -------        -------
2002
   Revenues ......................................   $   19,790     $   29,311    $   24,668     $   20,654
   Costs and expenses ............................       19,489         20,950        19,446         24,236(1)
   Income (loss) from operations .................          301          8,361         5,222         (3,582)
   Net income (loss) .............................       (6,363)         3,171         1,665         (3,173)
   Net income (loss) per common share:
     Basic and diluted (3) .......................   $    (0.31)    $     0.16    $     0.08     $    (0.16)

2001
   Revenues ......................................   $   41,443     $   31,035    $   20,883     $   19,813
   Costs and expenses ............................       28,701(2)      29,694(2)     24,659(2)      34,849(2)
   Income (loss) from operations .................       12,742          1,341        (3,776)       (15,036)
   Income (loss) before extraordinary item .......       (6,873)         3,813        (6,499)       (11,222)
   Net income (loss) .............................       (6,873)         3,211        (6,499)       (11,222)
   Income (loss) per common share before
     extraordinary item, basic and diluted .......   $    (0.38)    $     0.19    $    (0.32)    $    (0.55)
   Net income (loss) per common share:
     Basic and diluted (3) .......................   $    (0.38)    $     0.16    $    (0.32)    $    (0.55)

----------
(1) Includes impairment charges of $6.8 million during the fourth quarter for two properties.
(2) Includes impairment charges of $8.5 million, $5.7 million, $3.7 million and $7.0 million during the first, second, third and fourth quarters, respectively, for eight properties.
(3) The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding

                            ATP OIL & GAS CORPORATION
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and Gas Reserves and Related Financial Data (Unaudited)

  Costs Incurred

     The following table summarizes costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below (in thousands):

                                                    Gulf of
                                                    Mexico        North Sea         Total
                                                 -------------  -------------  -------------
2002
Property acquisition costs:
   Unproved .................................    $         959  $           -  $         959
   Proved ...................................                -              -              -
Development costs ...........................           17,561         16,353         33,914
                                                 -------------  -------------  -------------
                                                 $      18,520  $      16,353  $      34,873
                                                 =============  =============  =============
2001
Property acquisition costs:
   Proved ...................................    $      28,344  $       3,112  $      31,456
Development costs ...........................           77,783            719         78,502
                                                 -------------  -------------  -------------
                                                 $     106,127  $       3,831  $     109,958
                                                 =============  =============  =============
2000
Property acquisition costs:
   Proved ...................................    $       7,534  $           -  $       7,534
Development costs ...........................           68,982              -         68,982
                                                 -------------  -------------  -------------
                                                 $      76,516  $           -  $      76,516
                                                 =============  =============  =============

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

     Reserves quantities as well as certain information regarding future production and discounted cash flows were prepared by independent petroleum engineers Ryder Scott Company, L.P. for all years presented and Schlumberger Holditch-Reservoir Technologies Consulting Services for one property for 2000. Our U.K. reserves at December 31, 2002 and 2001 were prepared by independent petroleum consultants Troy Ikoda Limited.

                            ATP OIL & GAS CORPORATION
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth our net proved oil and gas reserves at December 31, 1999, 2000, 2001 and 2002 and the changes in net proved oil and gas reserves for the years ended December 31, 2000, 2001 and 2002:

                                                                                      Oil, Condensate and
                                               Natural Gas (MMcf)                 Natural Gas Liquids (MMBbls)
                                        -----------------------------------     -----------------------------------
                                          Gulf of                                  Gulf of
                                          Mexico      North Sea      Total         Mexico      North Sea     Total
                                        ----------  -------------  --------     -----------   -----------   -------
Proved Reserves at
   December 31, 1999 .................     93,997            -       93,997        1,689            -         1,689
Revisions of previous estimates ......    (19,423)           -      (19,423)         (46)           -           (46)
Extensions and discoveries ...........      7,239            -        7,239           77            -            77
Purchase of properties ...............     42,318            -       42,318        2,602            -         2,602
Disposition of properties ............       (151)           -         (151)           -            -             -
Production ...........................    (22,410)           -      (22,410)        (345)           -          (345)
                                      -----------  -----------  -----------  -----------  -----------   ------------
Proved Reserves at
   December 31, 2000 .................    101,570            -      101,570        3,977            -         3,977
Revisions of previous estimates ......     (6,793)           -       (6,793)         134            -           134
Purchase of properties ...............     40,060       80,629      120,689        3,432            -         3,432
Production ...........................    (20,957)           -      (20,957)        (790)           -          (790)
                                      -----------  -----------  -----------  -----------  -----------   -----------
Proved Reserves at
   December 31, 2001 .................    113,880       80,629      194,509        6,753            -         6,753
Revisions of previous estimates ......      1,594        9,314       10,908          441            -           441
Purchase of properties ...............      4,696       20,272       24,968            -            -             -
Disposition of properties ............          -      (17,115)     (17,115)           -            -             -
Production ...........................    (17,732)           -      (17,732)      (1,454)           -        (1,454)
                                      -----------  -----------  -----------  -----------  -----------   -----------
Proved Reserves at
   December 31, 2002 .................    102,438       93,100      195,538        5,740            -         5,740
                                      ===========  ===========  ===========  ===========  ===========   ===========

                                                                                      Oil, Condensate and
                                               Natural Gas (MMcf)                 Natural Gas Liquids (MMBbls)
                                        -----------------------------------     -----------------------------------
                                          Gulf of                                 Gulf of
                                          Mexico      North Sea     Total         Mexico      North Sea      Total
                                        ----------   -----------   --------     -----------  -----------    -------
Proved Developed Reserves at
   December 31, 1999 .................     67,314            -       67,314          710            -           710
   December 31, 2000 .................     42,502            -       42,502          851            -           851
   December 31, 2001 .................     56,704            -       56,704        3,115            -         3,115
   December 31, 2002 .................     34,068            -       34,068        2,318            -         2,318

  Standardized Measure

     The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves as of year-end is shown below (in thousands):

                                                                        Gulf of
                                                                        Mexico        North Sea         Total
                                                                      -----------    -----------    ------------
2002
Future cash inflows...............................................    $  649,927      $ 205,629     $  855,556
Future operating expenses.........................................       (69,215)       (78,131)      (147,346)
Future development costs..........................................      (128,803)      (109,510)      (238,313)
                                                                      ----------      ---------     ----------
Future net cash flows.............................................       451,909         17,988        469,897
Future income taxes...............................................      (129,435)          (929)      (130,364)
                                                                      ----------      ---------     ----------
Future net cash flows, after income taxes.........................       322,474         17,059        339,533
10% annual discount per annum.....................................       (74,770)        (5,870)       (80,640)
                                                                      ----------      ---------     ----------
Standardized measure of discounted future net cash flows              $  247,704      $  11,189     $  258,893
                                                                      ==========      =========     ==========


                                               Table continued on following page

                            ATP OIL & GAS CORPORATION
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Gulf of
                                                                        Mexico        North Sea         Total
                                                                     -------------  -------------  -------------
2001
Future cash inflows ..............................................   $     423,273  $     302,894  $     726,167
Future operating expenses ........................................         (59,722)      (100,330)      (160,052)
Future development costs .........................................        (100,919)      (111,044)      (211,963)
                                                                     -------------  -------------  -------------
Future net cash flows ............................................         262,632         91,520        354,152
Future income taxes ..............................................         (35,469)       (26,188)       (61,657)
                                                                     -------------  -------------  -------------
Future net cash flows, after income taxes ........................         227,163         65,332        292,495
10% annual discount per annum ....................................         (54,247)       (25,584)       (79,831)
                                                                     -------------  -------------  -------------
Standardized measure of discounted future net cash flows .........   $     172,916  $      39,748  $     212,664
                                                                     =============  =============  =============

2000
Future cash inflows ..............................................   $   1,139,404  $           -  $   1,139,404
Future operating expenses ........................................         (70,719)             -        (70,719)
Future development costs .........................................        (137,453)             -       (137,453)
                                                                     -------------  -------------  -------------
Future net cash flows ............................................         931,232              -        931,232
Future income taxes ..............................................        (285,587)             -       (285,587)
                                                                     -------------  -------------  -------------
Future net cash flows, after income taxes ........................         645,645              -        645,645
10% annual discount per annum ....................................        (121,164)             -       (121,164)
                                                                     -------------  -------------  -------------
Standardized measure of discounted future net cash flows .........   $     524,481  $           -  $     524,481
                                                                     =============  =============  =============

     Future cash inflows are computed by applying year-end prices of oil and gas to the year-end estimated future production of proved oil and gas reserves. The base prices used for the Pretax PV-10 calculation were public market prices on December 31 adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. The Henry Hub and West Texas Intermediate prices, before adjustment for quality and transportation, utilized in the PV-10 value at December 31, 2002 were $4.74 per MMBtu of natural gas and $31.23 per barrel of oil. The National Balancing Point (the U.K. natural gas benchmark), before adjustment for quality and transportation, utilized in the PV-10 value at December 31, 2002 was $2.20 per MMBtu of natural gas. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. We will incur significant capital in the development of our Gulf of Mexico and North Sea oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

                            ATP OIL & GAS CORPORATION
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

  Changes in Standardized Measure

     Changes in standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

                                                                        Gulf of
                                                                        Mexico        North Sea         Total
                                                                     --------------  ------------   ------------
2002
Beginning of year.................................................   $     172,916  $      39,748  $     212,664
                                                                     -------------  -------------  -------------
   Sales of oil and gas, net of production costs..................         (72,658)             -        (72,658)
   Net changes in income taxes....................................         (68,837)        24,007        (44,830)
   Net changes in price and production costs......................         192,111        (30,166)       161,945
   Revisions of quantity estimates................................          13,666         10,893         24,559
   Accretion of discount..........................................          20,001          6,427         26,428
   Development costs incurred.....................................          13,163         14,413         27,576
   Changes in estimated future development costs..................         (23,508)       (10,670)       (34,178)
   Purchases of minerals-in-place.................................           8,252            662          8,914
   Sales of minerals-in-place.....................................               -        (13,664)       (13,664)
  Changes in production rates, timing and other...................          (7,402)       (30,461)       (37,863)
                                                                     -------------  -------------  -------------
                                                                            74,788        (28,559)        46,229
                                                                     -------------  -------------  -------------
End of year ......................................................   $     247,704  $      11,189  $     258,893
                                                                     =============  =============  =============


2001
Beginning of year ................................................   $     524,481  $           -  $     524,481
                                                                     -------------  -------------  -------------
   Sales of oil and gas, net of production costs .................         (90,951)             -        (90,591)
   Net changes in income taxes ...................................         193,247        (24,517)       168,730
   Net changes in price and production costs .....................        (593,914)             -       (593,914)
   Revisions of quantity estimates ...............................         (11,220)             -        (11,220)
   Accretion of discount .........................................          74,483              -         74,483
   Development costs incurred ....................................          57,119              -         57,119
   Changes in estimated future development costs .................          22,413              -         22,413
   Purchases of minerals-in-place ................................          64,322         64,265        128,587
   Changes in production rates, timing and other .................         (67,064)             -        (67,064)
                                                                     -------------  -------------  -------------
                                                                          (351,565)        39,748       (311,817)
                                                                     -------------  -------------  -------------
End of year ......................................................   $     172,916  $      39,748  $     212,664
                                                                     =============  =============  =============

2000
Beginning of year ................................................   $     128,706  $           -  $     128,706
                                                                     -------------  -------------  -------------
   Sales of oil and gas, net of production costs .................         (64,381)             -        (64,381)
   Net changes in income taxes ...................................        (193,613)             -       (193,613)
   Net changes in price and production costs .....................         416,738              -        416,738
   Revisions of quantity estimates ...............................        (147,777)             -       (147,777)
   Accretion of discount .........................................          15,632              -         15,632
   Development costs incurred ....................................          18,134              -         18,134
   Changes in estimated future development costs .................         (14,709)             -        (14,709)
   Purchases of minerals-in-place ................................         300,706              -        300,706
   Sales of minerals-in-place ....................................            (525)             -           (525)
   Extensions and discoveries ....................................          51,795              -         51,795
   Changes in production rates, timing and other .................          13,775              -         13,775
                                                                     -------------  -------------  -------------
                                                                           395,775              -        395,775
                                                                     -------------  -------------  -------------
End of year ......................................................   $     524,481  $           -  $     524,481
                                                                     =============  =============  =============

                           ATP OIL & GAS CORPORATION
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

     Sales of natural gas and oil, net of natural gas and oil operating expenses, are based on historical pre-tax results. Sales of natural gas and oil properties, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after-tax basis.


  Capitalized Costs Related to Oil and Gas Producing Activities

     The following table summarizes capitalized costs related to our oil and gas operations (in thousands):


                                                                        Gulf of
                                                                        Mexico        North Sea         Total
                                                                        -------       ---------         -----

2002
Oil and gas properties:
   Unproved                                                          $         959  $        -     $         959
   Proved                                                                  333,082         21,047        354,129
Accumulated depletion, impairment and amortization                        (236,052)          -          (236,052)
                                                                     -------------  -------------  -------------
                                                                     $      97,989  $      21,047  $     119,036
                                                                     =============  =============  =============
2001
Oil and gas properties:
   Proved                                                            $     315,287  $       4,219  $     319,506
Accumulated depletion, impairment and amortization                        (186,473)          -          (186,473)
                                                                     -------------  -------------  -------------
                                                                     $     128,814  $       4,219  $     133,033
                                                                     =============  =============  =============

                                      F-29

                                 CERTIFICATIONS

I, T. Paul Bulmahn, certify that:

1. I have reviewed this annual report on Form 10-K of ATP Oil & Gas Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                   By: /s/ T. Paul Bulmahn
                                           -------------------------------------
                                           T. Paul Bulmahn
                                           President and Chief Executive Officer

I, Albert L. Reese, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of ATP Oil & Gas Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                        By: /s/ Albert L. Reese, Jr.
                                                --------------------------------
                                                Albert L. Reese, Jr.
                                                Senior Vice President and Chief
                                                Financial Officer