Form 10-Q
period 2004-06-30
ATP OIL & GAS CORP
filed 2004-08-05
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32261

ATP OIL & GAS CORPORATION

(Exact name of registrant as specified in its charter)

Texas	76-0362774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of Registrant’s common stock, par value $0.001, as of August 2, 2004, was 24,555,892.

ATP OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current assets
Cash and cash equivalents	$37,980	$4,564
Accounts receivable (net of allowances of $1,259 and $1,266)	32,818	15,874
Other current assets	3,085	2,461

Total current assets	73,883	22,899

Oil and gas properties (using the successful efforts method of accounting)	389,720	450,858
Less: Accumulated depletion, impairment and amortization	(206,462)	(261,733)

Oil and gas properties, net	183,258	189,125

Furniture and fixtures, net	636	666
Deferred tax asset (net of allowances of $32,498 and $33,646)	—	—
Other assets, net	10,679	4,995

Total assets	$268,456	$217,685

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accruals	$47,190	$63,054
Current maturities of long-term debt	1,850	—
Asset retirement obligation	6,116	6,102
Derivative liability	1,272	166

Total current liabilities	56,428	69,322

Long-term debt	173,509	115,409
Asset retirement obligation	16,068	15,005
Deferred revenue	834	926
Other long-term liabilities and deferred obligations	9,024	12,691

Total liabilities	255,863	213,353

Shareholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 24,616,232 issued and 24,540,392 outstanding at June 30, 2004; 24,596,196 issued and 24,520,356 outstanding at December 31, 2003	25	25
Additional paid in capital	96,485	92,277
Accumulated deficit	(85,582)	(90,115)
Accumulated other comprehensive income	2,576	3,056
Treasury stock	(911)	(911)

Total shareholders’ equity	12,593	4,332

Total liabilities and shareholders’ equity	$268,456	$217,685

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Oil and gas revenues	$32,879	$18,540	$56,890	$38,981

Costs and operating expenses:
Lease operating expenses	4,944	3,702	9,442	7,329
Geological and geophysical expenses	195	146	280	300
General and administrative expenses	3,694	3,111	7,778	6,223
Credit facility and related expenses	—	240	1,850	340
Non-cash compensation expense	—	—	—	(39)
Depreciation, depletion and amortization	13,961	6,095	25,544	13,857
Asset retirement accretion expense	483	718	974	1,447
(Gain) loss on abandonment	(17)	2,655	(273)	2,655
(Gain) on disposition of properties	(3,029)	—	(6,011)	—

Total costs and operating expenses	20,231	16,667	39,584	32,112

Income from operations	12,648	1,873	17,306	6,869

Other income (expense):
Interest income	108	22	132	34
Interest expense	(6,010)	(2,316)	(9,759)	(4,653)
Loss on extinguishment of debt	—	—	(3,326)	—
Other	180	1,084	180	1,084

Total other income (expense)	(5,722)	(1,210)	(12,773)	(3,535)

Income before income taxes and cumulative effect of change in accounting principle	6,926	663	4,533	3,334
Income tax expense	—	(232)	—	(1,167)

Income before cumulative effect of change in accounting principle	6,926	431	4,533	2,167
Cumulative effect of change in accounting principle, net of income tax	—	—	—	662

Net income	$6,926	$431	$4,533	$2,829

Basic and diluted income per common share:
Income before cumulative effect of change in accounting principle	$0.28	$0.02	$0.18	$0.10
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.03

Net income per common share	$0.28	$0.02	$0.18	$0.13

Weighted average number of common shares:
Basic	24,530	22,481	24,526	21,413

Diluted	24,715	22,584	24,706	21,558

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$4,533	$2,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities –
Depreciation, depletion and amortization	25,544	13,857
Gain on disposition of properties	(6,011)	—
Accretion of discount of asset retirement obligation	974	1,447
Amortization of deferred financing costs	1,106	640
Deferred taxes	—	1,167
Non-cash compensation expense	—	(39)
Loss on extinguishment of debt	3,326	—
Other non-cash items	632	914
Non-cash interest and credit facility expenses	1,709	—
Cumulative effect of change in accounting principle	—	(662)
Ineffectiveness of cash flow hedges	20	267
Changes in assets and liabilities –
Accounts receivable and other	(17,568)	(2,188)
Restricted cash	—	414
Derivative liability	(166)	(3,210)
Accounts payable and accruals	(15,856)	9,116
Other long-term assets	(364)	464
Other long-term liabilities and deferred obligations	(3,455)	9,429

Net cash provided by (used in) operating activities	(5,576)	34,445

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(32,746)	(40,911)
Proceeds from disposition of properties	19,200	—
Additions to furniture and fixtures	(139)	(113)

Net cash used in investing activities	(13,685)	(41,024)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	10,884
Proceeds from long-term debt	227,000	—
Payments of long-term debt	(165,130)	(6,000)
Deferred financing costs	(8,476)	—
Repurchase of warrants	(750)	—
Other	33	287

Net cash provided by financing activities	52,677	5,171

Increase (decrease) in cash and cash equivalents	33,416	(1,408)
Cash and cash equivalents, beginning of period	4,564	6,944

Cash and cash equivalents, end of period	$37,980	$5,536

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$9,413	$2,975

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$6,926	$431	$4,533	$2,829

Other comprehensive income (loss):
Reclassification adjustment for settled contracts, net of income tax	(13)	(21)	(13)	(174)
Change in fair value of outstanding hedge positions, net of income tax	(470)	991	(1,239)	309
Foreign currency translation adjustment	(46)	1,091	772	764

Other comprehensive income (loss)	(529)	2,061	(480)	899

Comprehensive income	$6,397	$2,492	$4,053	$3,728

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization

ATP Oil & Gas Corporation (“ATP”), a Texas corporation, was formed on August 8, 1991 and is engaged in the acquisition, development and production of oil and gas properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea (the “North Sea”). We primarily focus our efforts on oil and gas properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The interim financial information and notes thereto should be read in conjunction with our 2003 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year.

Note 2 — Recent Accounting Pronouncements

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

The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP 142-b) to address the application of SFAS 142 to the oil and gas industry. If adopted as written, the proposed FSP would confirm our historical treatment of these costs. We will continue to monitor this issue.

Note 3 — Asset Retirement Obligations

We adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) on January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The asset retirement liability is allocated to operating expense by using a systematic and rational method.

Upon adoption of SFAS 143, an asset retirement obligation of approximately $23.1 million was recorded to reflect the estimated obligations related to the future plugging and abandonment of our wells. An addition to oil and gas properties of approximately $15.4 million for the related asset retirement costs and a cumulative effect of change in accounting principle of approximately $0.7 million (net of $0.3 million of deferred taxes) was also recorded. A reconciliation of the changes in the liability from December 31, 2003 to June 30, 2004 follows (in thousands):

Asset retirement obligation at December 31, 2003	$21,107
Liabilities incurred	690
Liabilities settled	265
Accretion expense	974
Gain on abandonment	(257)
Foreign currency translation	416
Assets sold	(1,011)

Asset retirement obligation at June 30, 2004	$22,184

Note 4 — Disposition of Oil and Gas Properties

Effective in February 2004, we entered into an agreement to sell 25% of our working interests as of January 1, 2004 in seven Gulf of Mexico (“GOM”) properties consisting of ten offshore leases for $19.5 million. This sale represents 10.6 Bcfe of proved reserves (5.2% of our GOM reserves), 94% of which were proved undeveloped at December 31, 2003. The sale was implemented in two stages. The first stage closed in February 2004 whereby we received $10.5 million for a 25% interest in one property and a 10% interest in six properties. The second stage closed on April 20, 2004 whereby we received $9.0 million for the remaining 15% interests in the six properties. Upon finalization of the sale, the purchase price was adjusted by $0.3 million for certain amounts owed to the purchaser.

The $19.2 million in net proceeds was allocated among the fair values of the properties sold in both stages. We recorded a gain of approximately $6.0 million in the first half of 2004.

Note 5 — Long-Term Debt

Long-term debt as of the dates indicated were as follows (in thousands):

	June 30, 2004	December 31, 2003
Credit facility	$—	$115,409
Term loan, net of unamortized discount of $9,179	175,359	—

Total debt	175,359	115,409
Less current maturities	(1,850)	—

Total long-term debt	$173,509	$115,409

On March 29, 2004, we entered into a new $185.0 million term loan (“Term Loan”) of which $150.0 million is a Senior Secured First Lien Term Loan Facility and $35.0 million is a Senior Secured Second Lien Term Loan Facility. The Term Loan matures in March 2009. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy and ATP Oil & Gas (U.K.) Limited. We used $116.2 million of the proceeds of the Term Loan to repay in full our previous credit facility in effect at December 31, 2003. At closing, we received net proceeds of $56.0 million after repaying our previous credit facility, the repurchase of 750,000 warrants associated with the previous credit facility described below, a 3% original issue discount of $5.6 million and fees associated with the transaction.

As consideration for an amendment and waivers of non-compliance with certain covenants under our previous credit facility, on February 16, 2004 we issued warrants to the lender to purchase 750,000 shares of our common stock. The warrants were issued with an exercise price of $6.75 per share and had an expiration of February 16, 2009. The warrants also included the right, under certain conditions, for us to repurchase all of the outstanding warrants for $750,000 prior to May 17, 2004, when the warrants became exercisable. These warrants were repurchased for $750,000 and retired on March 29, 2004.

The Term Loan was issued at an average annual interest rate of 10.8%. The $150.0 million term loan bears interest at the base rate plus a margin of 7.5% or LIBOR (with a 2% floor) plus a margin of 8.5% at the election of ATP. Beginning in October 2004, the margin will increase from 8.5% to 9.5%, increasing the average annual interest rate to 11.2%, assuming the current base rate. The $35.0 million term loan bears interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at our election.

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.2 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and has been accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million will be accreted over the life of the loan as additional interest expense.

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

As of June 30, 2004, we were in compliance with all of the financial covenants of our Term Loan. Adverse changes in our expected production levels and reserves or material delays or cost overruns in 2004 could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

Note 6 — Stock –Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” outlines a fair value based method of accounting for stock options or similar equity instruments. We have continued using the intrinsic value based method, as allowed by Accounting Principles Board Opinion 25, to measure compensation cost for its stock option plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$6,926	$431	$4,533	$2,829
Add: Stock based compensation expense included in reported net income, determined under APB 25, net of related tax effects	—	—	—	(26)
Deduct: Total stock based compensation expense determined under fair value of all awards, net of related tax effects	(34)	(271)	(69)	(543)

Pro forma net income	$6,892	$160	$4,464	$2,260

Earnings per share:
Basic and diluted – as reported	$0.28	$0.02	$0.18	$0.13
Basic and diluted – pro forma	$0.28	$0.01	$0.18	$0.11

Note 7 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$6,926	$431	$4,533	$2,829

Weighted average shares outstanding - basic	24,530	22,481	24,526	21,413
Effect of dilutive securities – stock options	185	103	180	145

Weighted average shares outstanding - diluted	24,715	22,584	24,706	21,558

Net income per share – basic and diluted	$0.28	$0.02	$0.18	$0.13

Note 8 — Derivative Instruments and Price Risk Management Activities

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. Under this standard, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Derivative contracts that do not qualify for hedge accounting are recorded at fair value on our consolidated balance sheet and the associated unrealized gains and losses are recorded as a component of revenues in the current period.

We occasionally use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments may take the form of futures contracts, swaps or options.

At June 30, 2004, Accumulated Other Comprehensive Income included $1.2 million of unrealized losses on our natural gas sales swaps. Gains and losses are reclassified from accumulated other comprehensive income to the consolidated statement of income as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of income as a component of oil and gas revenues. All of this deferred loss will be reversed during the period in which the forecasted transactions actually occur.

At June 30, 2004, we had two natural gas swaps that qualified as cash flow hedges with respect to our future natural gas production as follows:

Period	Instrument Type	Volumes	Average Price	Net Fair Value Liability
		(MMBtu)	($ per MMBtu)	($ Thousands)
2004	Swap	1,440,000	5.76	755
2005	Swap	600,000	5.62	517

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended. At June 30, 2004, we had fixed-price contracts in place for the following oil and gas volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2004	4,140,000	$4.75
2005	4,665,000	5.51

Oil (Bbl):
2004	199,500	34.00
2005	120,750	35.13

(1)	Includes the effect of basis differentials.

Note 9 — Commitments and Contingencies

Contingencies

In 2001 we purchased three properties in the U.K. Sector - North Sea. In accordance with the purchase agreement, we also committed to pay future consideration contingent upon the successful development and operation of the properties. The contingent consideration for each property includes amounts to be paid upon achieving first commercial production and upon achieving designated cumulative production levels. Since only the first threshold of first commercial production has been achieved for one property, such related contingent consideration has been accrued for payment in the consolidated financial statements. Upon achievement of the second threshold for the one property, the remaining contingent consideration will be accrued and capitalized at that time. Future development is planned on the other two properties and when they reach their respective thresholds, the appropriate consideration will be recorded.

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

Note 10 — Segment Information

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We manage our business and identify our segments based on geographic areas. We have two reportable segments: our operations in the Gulf of Mexico and our operations in the North Sea. Both of these segments involve oil and gas producing activities. Following is certain financial information regarding our segments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30, 2004
	Gulf of Mexico	North Sea	Total
Revenues	$26,296	$6,583	$32,879
Depreciation, depletion and amortization	8,671	5,290	13,961
Operating income (loss)	13,525	(877)	12,648
Additions to oil and gas properties	10,763	568	11,331

	Three Months Ended June 30, 2003
	Gulf of Mexico	North Sea	Total
Revenues	$18,540	$—	$18,540
Depreciation, depletion and amortization	6,070	25	6,095
Operating income (loss)	2,617	(744)	1,873
Additions to oil and gas properties	13,385	5,205	18,590

Table continued on following page

	Six Months Ended June 30, 2004
	Gulf of Mexico	North Sea	Total
Revenues	$47,108	$9,782	$56,890
Depreciation, depletion and amortization	17,798	7,746	25,544
Operating income (loss)	19,117	(1,811)	17,306
Additions to oil and gas properties	28,630	4,116	32,746

	Six Months Ended June 30, 2003
	Gulf of Mexico	North Sea	Total
Revenues	$38,981	$—	$38,981
Depreciation, depletion and amortization	13,805	52	13,857
Operating income (loss)	8,221	(1,352)	6,869
Additions to oil and gas properties	31,425	9,486	40,911

	At June 30, 2004
	Gulf of Mexico	North Sea	Total
Identifiable assets	$212,312	$56,144	$268,456

	At December 31, 2003
	Gulf of Mexico	North Sea	Total
Identifiable assets	$161,041	$56,644	$217,685

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

General

ATP Oil & Gas Corporation is engaged in the acquisition, development and production of oil and gas properties in the Gulf of Mexico and the North Sea. We seek to acquire and develop properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. We believe that our strategy provides assets for us to develop and produce without the risk, cost or time of exploration.

We seek to create value and reduce operating risks through the acquisition and development of proved oil and gas reserves in areas that have:

•	significant undeveloped reserves;

•	close proximity to developed markets for oil and gas;

•	existing infrastructure of oil and gas pipelines and production / processing platforms; and

•	a relatively stable regulatory environment for offshore oil and gas development and production.

Source of Revenue

We derive our revenues from the sale of oil and gas that is produced from our oil and gas properties. Revenues are a function of the volume produced and the prevailing market price at the time of sale. The price of natural gas is the primary factor affecting our revenues. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a significant portion of our natural gas production. The use of certain types of derivative instruments may prevent us from realizing the full benefit of upward price movements.

Second Quarter 2004 Highlights

Our financial and operating performance for the second quarter of 2004 included the following highlights:

•	a $6.5 million increase in net income from the second quarter of 2003;

•	initial production from the second and third wells at Ship Shoal 358 in the Gulf of Mexico;

•	a 45% increase in production from the second quarter of 2003;

•	a $63.9 million increase in working capital from December 31, 2003 to June 30, 2004;

•	commencement of drilling of a fourth well at Ship Shoal 358 at the end of the second quarter of 2004; and

•	acquisition of a 50% working interest in Ship Shoal 351.

During the third quarter of 2004, we will encounter a recently announced shut down of approximately one month at the onshore gas receiving terminal that receives production from our Helvellyn well and several recently announced maintenance shut downs at properties in the Gulf of Mexico. These shut downs are expected to impact third quarter production by approximately 1.0 Bcfe. A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

For the three months ended June 30, 2004, we reported net income of $6.9 million, or $0.28 per share, on total revenue of $32.9 million as compared with net income of $0.4 million, or $0.02 per share, on total revenue of $18.5 million for the three months ended June 30, 2003.

Oil and Gas Revenues

Sales volumes, average realized prices and oil and gas production revenue for the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		% Change from 2003
	2004	2003	to 2004
Production:
Natural gas (MMcf)	5,434	2,632	106%
Oil and condensate (MBbls)	199	322	(38)%
Total (MMcfe)	6,630	4,564	45%

Revenues (in thousands):
Natural gas	$26,720	$13,113	104%
Effects of cash flow hedges	(278)	(4,339)	94%

Total	$26,442	$8,774	201%

Oil and condensate	$6,433	$8,651	(26)%
Effects of cash flow hedges	—	(218)	100%

Total	$6,433	$8,433	(24)%

Natural gas, oil and condensate	$33,153	$21,764	52%
Effects of cash flow hedges	(278)	(4,557)	94%

Total	$32,875	$17,207	91%

Average sales price per unit:
Natural gas (per Mcf)	$4.92	$4.98	(1)%
Effects of cash flow hedges (per Mcf)	(0.05)	(1.65)	97%

Total (per Mcf)	$4.87	$3.33	46%

Oil and condensate (per Bbl)	$32.27	$26.87	20%
Effects of cash flow hedges (per Bbl)	—	(0.68)	100%

Total (per Bbl)	$32.27	$26.19	23%

Natural gas, oil and condensate (per Mcfe)	$5.00	$4.77	5%
Effects of cash flow hedges (per Mcfe)	(0.04)	(1.00)	96%

Total (per Mcfe)	$4.96	$3.77	32%

Excluding the effects of cash flow hedges, oil and gas revenue increased 52% in the second quarter of 2004 compared to the same period in 2003 as the result of eight properties brought on line subsequent to the second quarter of 2003, including our Helvellyn property, located in the U.K. Sector – North Sea. Included in the increase was a 5% increase in our sales price per Mcfe in 2004 as compared to 2003.

Lease Operating Expense. Lease operating expenses for the second quarter of 2004 increased to $4.9 million ($0.75 per Mcfe) from $3.7 million ($0.81 per Mcfe) in the second quarter of 2003. The decrease per Mcfe was primarily attributable to the aforementioned increase in production while certain costs remained fixed. In addition, our Helvellyn well in the North Sea commenced production in the first quarter of 2004 and contributed $1.3 million ($0.74 per Mcfe) to the increase.

General and Administrative Expense. General and administrative expense increased to $3.7 million for the second quarter of 2004 compared to $3.1 million for the same period of 2003 primarily due to an increase in compensation related costs. In addition, we opened an office in the Netherlands late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $7.9 million (129%) during the second quarter of 2004 to $14.0 million from $6.1 million for the same period in 2003. The average DD&A rate was $2.11 per Mcfe in the second quarter of 2004 compared to $1.34 per Mcfe in the same quarter of 2003. A contributor to this increase was our Helvellyn well which accounted for $5.3 million at a rate of $2.95 per Mcfe.

Gain on Disposition of Properties. In the second quarter of 2004, we recognized a gain of $3.0 million on the sale of interests in certain Gulf of Mexico properties. See Note 4 to the Consolidated Financial Statements.

Income Taxes. In the second quarter of 2004, we recorded income tax expense of $2.4 million which was completely offset by a reduction in the valuation allowance recorded against our deferred tax assets. The balance of the valuation allowance will remain until management determines that the recognition criteria for realization has been met.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

For the six months ended June 30, 2004, we reported net income of $4.5 million, or $0.18 per share, on total revenue of $56.9 million as compared with net income of $2.8 million, or $0.13 per share, on total revenue of $39.0 million for the six months ended June 30, 2003.

Oil and Gas Revenues

Sales volumes, average realized prices and oil and gas production revenue for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,		% Change from 2003 to 2004
	2004	2003
Production:
Natural gas (MMcf)	9,051	5,566	63%
Oil and condensate (MBbls)	371	665	(44)%
Total (MMcfe)	11,276	9,559	18%

Revenues (in thousands):
Natural gas	$45,162	$28,429	59%
Effects of cash flow hedges	(230)	(10,832)	98%

Total	$44,932	$17,597	155%

Oil and condensate	$11,772	$19,030	(38)%
Effects of cash flow hedges	—	(655)	100%

Total	$11,772	$18,375	(36)%

Natural gas, oil and condensate	$56,934	$47,459	20%
Effects of cash flow hedges	(230)	(11,487)	98%

Total	$56,704	$35,972	58%

Table continued on following page

	Six Months Ended June 30,		% Change from 2003 to 2004
	2004	2003
Average sales price per unit:
Natural gas (per Mcf)	$4.99	$5.11	(2)%
Effects of cash flow hedges (per Mcf)	(0.03)	(1.95)	99%

Total (per Mcf)	$4.96	$3.16	57%

Oil and condensate (per Bbl)	$31.74	$28.60	11%
Effects of cash flow hedges (per Bbl)	—	(0.98)	100%

Total (per Bbl)	$31.74	$27.62	15%

Natural gas, oil and condensate (per Mcfe)	$5.05	$4.97	2%
Effects of cash flow hedges (per Mcfe)	(0.02)	(1.20)	98%

Total (per Mcfe)	$5.03	$3.77	33%

Excluding the effects of cash flow hedges, oil and gas revenue increased 20% in the first half of 2004 compared to the same period in 2003 primarily as the result of our Helvellyn property, located in the U.K. Sector – North Sea, which commenced production in the first quarter of 2004. Included in the increase was a 2% increase in our sales price per Mcfe in 2004 as compared to 2003.

Lease Operating Expense. Lease operating expenses for the first half of 2004 increased to $9.4 million ($0.84 per Mcfe) from $7.3 million ($0.77 per Mcfe) in the first half of 2003. Our Helvellyn well in the North Sea commenced production in the first quarter of 2004 and contributed $2.1 million ($0.79 per Mcfe) to the increase.

General and Administrative Expense. General and administrative expense increased to $7.8 million for the first half of 2004 compared to $6.2 million for the same period of 2003 primarily due higher compensation related costs and professional fees. In addition, we opened an office in the Netherlands late in the fourth quarter of 2003.

Credit Facility and Related Expenses. In the first quarter of 2004, we incurred substantial non-recurring costs of $1.9 million to maintain compliance with the requirements of our previous lender. These costs primarily consisted of legal fees of $0.8 million and professional fees of $0.8 million.

Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $11.7 million (84%) during the first half of 2004 to $25.5 million from $13.9 million for the same period in 2003. The average DD&A rate was $2.27 per Mcfe in the first half of 2004 compared to $1.45 per Mcfe in the same half of 2003. A contributor to this increase was our Helvellyn well which accounted for $7.7 million at a rate of $2.91 per Mcfe.

Loss on Extinguishment of Debt. In the first quarter of 2004, we recognized a non-cash loss of $3.3 million on the extinguishment of debt related to our prior credit facility agreement.

Gain on Disposition of Properties. In the first half of 2004, we recognized a gain of $6.0 million on the sale of interests in certain Gulf of Mexico properties. See Note 4 to the Consolidated Financial Statements.

Income Taxes. In the first half of 2004, we recorded income tax expense of $1.6 million which was completely offset by a reduction in the valuation allowance recorded against our deferred tax assets. The balance of the valuation allowance will remain until management determines that the recognition criteria for realization has been met.

Liquidity and Capital Resources

At June 30, 2004, we had working capital of approximately $17.4 million, an increase of approximately $63.9 million from December 31, 2003. Our working capital position improved dramatically as a result of several events during the first half of 2004 including the following:

•	the sale in 2004 of 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.2 million in net proceeds;

•	receipt of net proceeds of approximately $56.0 million from the closing of our new term loan after repayment of borrowings under our prior credit facility and related expenses, and

•	commencement of production from five new wells in the Gulf of Mexico and our Helvellyn well in the North Sea.

We have financed our acquisition and development activities through a combination of project-based development arrangements, bank borrowings and proceeds from our equity offerings, as well as cash from operations and the sale on a promoted basis of interests in selected properties. We intend to finance our near-term development projects in the Gulf of Mexico and North Sea through available cash flows, proceeds from our new term loan and the potential sell down of interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

Cash Flows

	Six Months Ended, June 30,
	2004	2003
	(in thousands)
Cash provided by (used in)
Operating activities	$(5,576)	$34,445
Investing activities	(13,685)	(41,024)
Financing activities	52,677	5,171

Cash used in operating activities in the first half of 2004 was $5.6 million and cash provided by operations in the first half of 2003 was $34.4 million, respectively. Cash flow from operations decreased primarily due to an increase in amounts due from partners for capital costs incurred during the first half of 2004 and payment of a litigation award of $8.2 million. In addition, our new term loan as discussed below, provided us the ability to use available cash to reduce amounts owed to third parties.

Cash used in investing activities in the first half of 2004 and 2003 was $13.7 million and $41.0 million, respectively. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $28.6 million and $4.1 million, respectively, in first half of 2004, offset by the receipt of $19.5 million in proceeds for the sale of certain interests in seven of our properties discussed below. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $31.4 million and $9.5 million, respectively, in first half of 2003.

In February 2004, we entered into an agreement to sell 25% of our working interests as of December 31, 2003 in seven Gulf of Mexico (“GOM”) properties for $19.5 million. This sale represents 10.6 Bcfe of proved reserves (5.2% of our GOM reserves), 94% of which were proved undeveloped at December 31, 2003. The sale was implemented in two stages. The first stage closed in February 2004 whereby we received $10.5 million for a 25% interest in one property and a 10% interest in six properties. The second stage closed on April 20, 2004 whereby we received $9.0 million for the remaining 15% interests in the six properties. (See Note 4 to the Consolidated Financial Statements).

Cash provided by financing activities in the first half of 2004 consisted of net payments of $117.1 million related to our prior credit facility and net proceeds of $179.0 million related to our new term loan and warrants issued. We also incurred deferred financing costs of approximately $8.5 million related to the new term loan.

Term Loan

On March 29, 2004, we entered into a new $185.0 million term loan of which $150.0 million (“Term Loan”) is a Senior Secured First Lien Term Loan Facility and $35.0 million is a Senior Secured Second Lien Term Loan Facility. The Term Loan matures in March 2009. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy and ATP Oil & Gas (U.K.) Limited. We used $116.2 million of the proceeds of the Term Loan to repay in full our previous credit facility in effect at December 31, 2003. At closing, we received net proceeds of $56.0 million after repaying our previous credit facility, the repurchase of 750,000 warrants associated with the previous credit facility described below, a 3% original issue discount of $5.6 million and fees associated with the transaction.

As consideration for an amendment and waivers of non-compliance with certain covenants under our previous credit facility, on February 16, 2004 we issued warrants to the lender to purchase 750,000 shares of our common stock. The warrants were issued with an exercise price of $6.75 per share and had an expiration of February 16, 2009. The warrants also included the right, under certain conditions, for us to repurchase all of the outstanding warrants for $750,000 prior to May 17, 2004, when the warrants became exercisable. These warrants were repurchased for $750,000 and retired on March 29, 2004.

The Term Loan was issued at an average annual interest rate of 10.8%. The $150.0 million term loan bears interest at the base rate plus a margin of 7.5% or LIBOR (with a 2% floor) plus a margin of 8.5% at the election of ATP. Beginning in October 2004, the margin will increase from 8.5% to 9.5%, increasing the average annual interest rate to 11.2%, assuming the current base rate. The $35.0 million term loan bears interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at our election.

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.2 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and has been accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million will be accreted over the life of the loan as additional interest expense.

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

As of June 30, 2004, we were in compliance with all of the financial covenants of our Term Loan. Adverse changes in our expected production levels and reserves or material delays or cost overruns in 2004 could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

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

Contractual Obligations

We have various commitments primarily related to leases for office space, other property and equipment and other agreements. The following table summarizes certain contractual obligations at June 30, 2004 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$184,538	$1,850	$49,488	$133,200	$—
Interest on long-term debt (1)	88,670	20,916	61,959	5,795	—
Non-cancelable operating leases	2,217	479	759	327	652

Total contractual obligations	$275,425	$23,245	$112,206	$139,322	$652

(1)	Interest is based on rates and quarterly principal payments in effect at June 30, 2004.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce. We currently sell a portion of our oil and gas production under price sensitive or market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and gas production through a variety of financial and physical arrangements intended to support oil and gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and gas sales when the associated production occurs. For derivatives designated as cash flow hedges, the unrecognized gains and losses are included as a component of other comprehensive income (loss) to the extent the hedge is effective. See Note 8 to the Consolidated Financial Statements for additional information. We do not hold or issue derivative instruments for speculative purposes.

Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management’s estimated value of the estimated proved reserves at the then current oil and gas prices. We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2004, to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2004, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Items 1, 2, 3 & 5 are not applicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on April 12, 2004 at the Company’s annual meeting of stockholders which was held on June 1, 2004 in Houston, Texas:

		For	Against	Abstained or Withheld
(i)	Election of Directors:
	T. Paul Bulmahn	21,187,954	–	1,115,394
	Gerard J. Swonke	21,618,988	–	684,360

(ii)	Ratification of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company’s financial statements for 2004.	22,212,670	80,038	10,640

All matters received the required number of votes for approval.

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

B.	Reports on Form 8-K

Current Report on Form 8-K filed on May 17, 2004, pursuant to Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, announcing its earnings results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: August 4, 2004	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer