Form 10-Q
period 2004-09-30
ATP OIL & GAS CORP
filed 2004-11-08
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of Registrant’s common stock, par value $0.001, as of November 3, 2004, was 24,801,627.

ATP OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$52,296	$4,564
Accounts receivable (net of allowances of $1,259 and $1,266)	31,262	15,874
Other current assets	3,597	2,461

Total current assets	87,155	22,899

Oil and gas properties (using the successful efforts method of accounting)	406,242	450,858
Less: accumulated depletion, impairment and amortization	(218,135)	(261,733)

Oil and gas properties, net	188,107	189,125

Furniture and fixtures, net	727	666
Deferred tax asset (net of allowances of $32,545 and $33,646)	—	—
Other assets, net	15,114	4,995

Total assets	$291,103	$217,685

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accruals	$45,671	$63,054
Current maturities of long-term debt	2,200	—
Asset retirement obligation	5,603	6,102
Derivative liability	2,267	166

Total current liabilities	55,741	69,322

Long-term debt	208,120	115,409
Asset retirement obligation	16,673	15,005
Deferred revenue	787	926
Other long-term liabilities and deferred obligations	9,199	12,691

Total liabilities	290,520	213,353

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 24,677,306 issued and 24,601,466 outstanding at September 30, 2004; 24,596,196 issued and 24,520,356 outstanding at December 31, 2003	25	25
Additional paid in capital	85,118	92,277
Accumulated deficit	(84,985)	(90,115)
Accumulated other comprehensive income	1,336	3,056
Treasury stock (75,840 shares), at cost	(911)	(911)

Total shareholders’ equity	583	4,332

Total liabilities and shareholders’ equity	$291,103	$217,685

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Oil and gas revenues	$26,306	$17,179	$83,196	$56,160

Costs and operating expenses:
Lease operating expenses	4,176	5,390	13,618	12,719
Geological and geophysical expenses	29	161	309	461
General and administrative expenses	3,285	2,810	11,063	9,033
Credit facility and related expenses	—	—	1,850	340
Non-cash compensation expense	—	—	—	(39)
Depreciation, depletion and amortization	11,697	6,377	37,241	20,234
Impairment of oil and gas properties	—	10,645	—	10,645
Asset retirement accretion expense	500	638	1,474	2,085
(Gain) loss on abandonment	2	1,754	(271)	4,409
(Gain) on disposition of properties	—	—	(6,011)	—

Total costs and operating expenses	19,689	27,775	59,273	59,887

Income (loss) from operations	6,617	(10,596)	23,923	(3,727)

Other income (expense):
Interest income	159	12	291	46
Interest expense	(6,179)	(2,219)	(15,938)	(6,872)
Loss on extinguishment of debt	—	(3,352)	(3,326)	(3,352)
Other	—	1,161	180	2,245

Total other income (expense)	(6,020)	(4,398)	(18,793)	(7,933)

Income (loss) before income taxes and cumulative effect of change in accounting principle	597	(14,994)	5,130	(11,660)
Income tax expense	—	—	—	(1,167)

Income (loss) before cumulative effect of change in accounting principle	597	(14,994)	5,130	(12,827)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	662

Net income (loss)	$597	$(14,994)	$5,130	$(12,165)

Basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.61)	$0.21	$(0.57)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.03

Net income (loss) per common share	$0.02	$(0.61)	$0.21	$(0.54)

Weighted average number of common shares:
Basic	24,572	24,503	24,542	22,454

Diluted	24,900	24,503	24,771	22,454

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$5,130	$(12,165)
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation, depletion and amortization	37,241	20,234
Impairment of oil and gas properties	—	10,645
Gain on disposition of properties	(6,011)	—
Asset retirement accretion expense	1,474	2,085
Amortization of deferred financing costs	1,697	917
Deferred taxes	—	1,167
Non-cash compensation	—	(39)
Loss on extinguishment of debt	3,326	883
Accrued interest and credit facility expenses	1,709	961
Cumulative effect of change in accounting principle	—	(662)
Ineffectiveness of cash flow hedges	206	279
Foreign currency translation adjustment	(66)	1,232
Other non-cash items	1,046	345
Changes in assets and liabilities –
Accounts receivable and other assets	(16,524)	(5,742)
Restricted cash	—	414
Derivative liability	(166)	(4,696)
Accounts payable and accruals	(17,888)	15,784
Other long-term assets	(364)	604
Other long-term liabilities and deferred obligations	(3,327)	3,069

Net cash provided by operating activities	7,483	35,315

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(49,365)	(58,671)
Proceeds from disposition of properties	19,200	—
Additions to furniture and fixtures	(320)	(149)

Net cash used in investing activities	(30,485)	(58,820)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	10,879
Proceeds from long-term debt	262,000	98,918
Payments of long-term debt	(165,680)	(86,580)
Deferred financing costs	(13,502)	(3,052)
Repurchase of warrants	(12,311)	—
Other	227	301

Net cash provided by financing activities	70,734	20,466

Increase (decrease) in cash and cash equivalents	47,732	(3,039)
Cash and cash equivalents, beginning of period	4,564	6,944

Cash and cash equivalents, end of period	$52,296	$3,905

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$14,254	$3,187

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$597	$(14,994)	$5,130	$(12,165)

Other comprehensive income (loss):
Reclassification adjustment for settled contracts, net of income tax	280	7	381	181
Change in fair value of outstanding hedge positions, net of income tax	(1,089)	2,498	(2,443)	2,458
Foreign currency translation adjustment	(431)	467	342	1,232

Other comprehensive income (loss)	(1,240)	2,972	(1,720)	3,871

Comprehensive income (loss)	$(643)	$(12,022)	$3,410	$(8,294)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The interim financial information and notes hereto should be read in conjunction with our 2003 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year.

Note 2 — Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment”, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. The new standard, as proposed, would eliminate the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than the optional pro forma disclosure of what expense amounts might be. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed.

On September 2, 2004, the FASB issued FASB Staff Position No. FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities, (“FSP FAS 142-2”) addressing whether the scope exception within Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing properties. The FASB staff concluded that the accounting framework for oil and gas entities is based on the level of established reserves, not whether an asset is tangible or intangible, and thus the scope exception extended to the balance sheet classification and disclosure provisions for such assets.

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

Upon adoption of SFAS 143, an asset retirement obligation of approximately $23.1 million was recorded to reflect the estimated obligations related to the future plugging and abandonment of our wells. An addition to oil and gas properties of approximately $15.4 million for the related asset retirement costs and a cumulative effect of change in accounting principle of approximately $0.7 million (net of $0.3 million of deferred taxes) was also recorded. A reconciliation of the changes in the liability from December 31, 2003 to September 30, 2004 follows (in thousands):

Asset retirement obligation at December 31, 2003	$21,107
Liabilities incurred	561
Liabilities settled	(252)
Accretion expense	1,474
Foreign currency translation	397
Assets sold	(1,011)

Asset retirement obligation at September 30, 2004	$22,276

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

Note 5 — Long-Term Debt

Long-term debt as of the dates indicated was as follows (in thousands):

	September 30, 2004	December 31, 2003
Credit facility	$—	$115,409
Term loan, net of unamortized discount of $8,668	210,320	—

Total debt	210,320	115,409
Less current maturities	(2,200)	—

Total long-term debt	$208,120	$115,409

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

As consideration for an amendment and waivers of non-compliance with certain covenants under our previous credit facility, on February 16, 2004 we issued warrants to the lender to purchase 750,000 shares of our common stock. The warrants were issued with an exercise price of $6.75 per share, had an expiration of February 16, 2009 and were accounted for as additional paid-in-capital. The warrants also included the right, under certain conditions, for us to repurchase all of the outstanding warrants for $750,000 prior to May 17, 2004, when the warrants became exercisable. On March 29, 2004 these warrants were repurchased for $750,000 and retired with a decrease to additional paid-in-capital.

The Term Loan was issued on March 29, 2004 at an average annual interest rate of 10.8%. The $150.0 million term loan bore interest at the base rate plus a margin of 7.5% or LIBOR (with a 2% floor) plus a margin of 8.5% at the election of ATP. The $35.0 million term loan bore interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at our election.

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.6 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million is being accreted over the life of the loan as additional interest expense.

On September 24, 2004, the Term Loan was amended to effect the following:

•	increase the first lien term Loan borrowings by $35.0 million;

•	decrease the margin on any first lien term loan base rate loan from 8.5% to 5.25%;

•	decrease the margin on any first lien term loan LIBOR loan from 9.5% to 6.25%;

•	eliminate the first lien term loan 2.00% floor for LIBOR, and

•	increase the amount of permitted business investments from $10.0 million to $25.0 million in any fiscal year and allow for restricted payments up to $5.0 million in any fiscal year.

In addition, under the first and second lien facilities, the lender consented to the repurchase by the borrower of 1,926,837 of the 2,432,336 outstanding second lien facility warrants for a price not to exceed $11,561,022. The warrants were repurchased on September 24, 2004 for $6.00 per warrant which, in management’s estimation, represented the current fair value of the unregistered warrants as of that date. The $11.6 million partial repurchase was recorded as a decrease to additional paid in capital while the debt discount will continue to be amortized over the life of the loan.

Net proceeds from the additional borrowing were $18.4 million after the warrant repurchase and fees and expenses of $5.0 million. Of the $5.0 million, $4.9 million paid to the Lender was capitalized and will be amortized over the remaining life of the loan and $0.1 million of third party legal fees was expensed.

The terms of the Term Loan, as amended September 24, 2004, require us to maintain certain covenants. Capitalized terms are defined in the credit agreement for the Term Loan. The covenants include:

•	Current Ratio of 1.0/1.0;

•	Consolidated Net Debt to EBITDAX coverage ratio which is not greater than 3.25/1.0 through June 30, 2004 and 3.0/1.0 at each of the quarters ending thereafter;

•	Consolidated EBITDAX to Interest Expense which is not less than 2.5/1.0 for any four consecutive fiscal quarters commencing with the quarter ended June 30, 2004 and at each of the quarters ending thereafter;

•	PV10 of our Total Proved Developed Producing Oil and Gas Reserves to Net Debt of at least 0.5/1.0 at June 30 and December 31 of any fiscal year;

•	PV10 of our Total Proved Oil and Gas Reserves to Net Debt of at least 2.5/1.0 at June 30 and December 31 of any fiscal year;

•	Net Debt to Proved Developed Oil and Gas Reserves of less than $2.50/Mcfe at December 31, 2004 and at each of the years ending thereafter, and

•	the requirement to maintain hedges on no less than 40% of the next twelve months of forecasted production attributable to our proved producing reserves.

As of September 30, 2004, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$597	$(14,994)	$5,130	$(12,165)
Add: Stock based compensation expense included in reported net income, determined under APB 25, net of related tax effects	—	—	—	(26)
Deduct: Total stock based compensation expense determined under fair value of all awards, net of related tax effects	5	(253)	15	(760)

Pro forma net income (loss)	$602	$(15,247)	$5,145	$(12,951)

Earnings (loss) per share:
Basic and diluted – as reported	$0.02	$(0.61)	$0.21	$(0.54)
Basic and diluted – pro forma	$0.02	$(0.62)	$0.21	$(0.58)

Note 7 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$597	$(14,994)	$5,130	$(12,165)

Weighted average shares outstanding - basic	24,572	24,503	24,542	22,454
Effect of dilutive securities – stock options	207	—	189	—
Effect of dilutive securities – warrants	121	—	40	—

Weighted average shares outstanding - diluted	24,900	24,503	24,771	22,454

Net income (loss) per share – basic and diluted	$0.02	$(0.61)	$0.21	$(0.54)

Note 8 — Derivative Instruments and Price Risk Management Activities

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. Under this standard, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Derivative contracts that do not qualify for hedge accounting are recorded at fair value on our consolidated balance sheet and the associated unrealized gains and losses are recorded as a component of revenues in the current period.

We occasionally use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments may take the form of futures contracts, swaps or options.

At September 30, 2004, Accumulated Other Comprehensive Income included $2.1 million of unrealized losses on our natural gas sales swaps. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues. All of this deferred loss will be reversed during the period in which the forecasted transactions actually occur.

At September 30, 2004, we had three natural gas swaps that qualified as cash flow hedges with respect to our future natural gas production as follows:

Area	Period	Instrument Type	Volumes	Average Price	Net Fair Value Liability
			(MMBtu)	($ per MMBtu)	(in thousands)
Gulf of Mexico	2004	Swap	720,000	5.76	674
Gulf of Mexico	2005	Swap	600,000	5.62	1,134
North Sea (1)	2005	Swap	270,000	8.03	459

(1)	During the third quarter of 2004, we entered into a cash flow hedge of our U.K. production at a price of £0.446 per therm. The price and net fair value liability have been translated at the September 30, 2004 translation rate of $1.7994 to £1.0.

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended. At September 30, 2004, we had fixed-price contracts in place for the following oil and gas volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2004	2,070,000	$4.78
2005	4,665,000	5.51

Oil (Bbl):
2004	115,000	36.03
2005	273,250	38.09

(1)	Includes the effect of basis differentials.

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

Note 10 — Segment Information

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We manage our business and identify our segments based on geographic areas. We have two reportable segments: our operations in the Gulf of Mexico and our operations in the North Sea. Both of these segments involve oil and gas producing activities. Segment activity for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30, 2004
	Gulf of Mexico	North Sea	Total
Revenues	$22,930	$3,376	$26,306
Depreciation, depletion and amortization	8,848	2,849	11,697
Operating income (loss)	7,850	(1,233)	6,617
Additions to oil and gas properties	16,218	400	16,618

	Three Months Ended September 30, 2003
	Gulf of Mexico	North Sea	Total
Revenues	$17,179	$—	$17,179
Depreciation, depletion and amortization	6,272	105	6,377
Impairment of oil and gas properties	10,645	—	10,645
Operating income (loss)	(9,730)	(866)	(10,596)
Additions to oil and gas properties	13,740	4,020	17,760

	Nine Months Ended September 30, 2004
	Gulf of Mexico	North Sea	Total
Revenues	$70,038	$13,158	$83,196
Depreciation, depletion and amortization	26,646	10,595	37,241
Operating income (loss)	26,967	(3,044)	23,923
Additions to oil and gas properties	44,849	4,516	49,365

	Nine Months Ended September 30, 2003
	Gulf of Mexico	North Sea	Total
Revenues	$56,160	$—	$56,160
Depreciation, depletion and amortization	20,077	157	20,234
Impairment of oil and gas properties	10,645	—	10,645
Operating income (loss)	(1,509)	(2,218)	(3,727)
Additions to oil and gas properties	45,165	13,506	58,671

	At September 30, 2004
	Gulf of Mexico	North Sea	Total
Identifiable assets	$237,816	$53,287	$291,103

	At December 31, 2003
	Gulf of Mexico	North Sea	Total
Identifiable assets	$161,041	$56,644	$217,685

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

We seek to create value and reduce operating risks primarily through the acquisition and development of proved oil and gas reserves in areas that have:

•	significant undeveloped reserves;

•	close proximity to developed markets for oil and gas;

•	existing infrastructure of oil and gas pipelines and production / processing platforms, and

•	a relatively stable regulatory environment for offshore oil and gas development and production.

Source of Revenue

We derive our revenues from the sale of oil and gas that is produced from our oil and gas properties. Revenues are a function of the volume produced and the prevailing market price at the time of sale. The price of oil and natural gas is the primary factor affecting our revenues. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a significant portion of our oil and natural gas production. The use of certain types of derivative instruments may prevent us from realizing the full benefit of upward price movements.

Third Quarter 2004 Highlights

Our financial and operating performance for the third quarter of 2004 included the following highlights:

•	amendment of our Term Loan which included an increase in borrowings of $35.0 million, a lowering of interest rates and elimination of the tightening of certain covenants;

•	repurchase of 79% of the outstanding warrants issued in connection with the Term Loan;

•	initial production from the fourth well at Ship Shoal 358, the West Cameron 237 A3 well and the Matagorda Island 704 A3 well, all in the Gulf of Mexico;

•	a 22% increase in production from the third quarter of 2003, and

•	a $77.8 million increase in working capital from December 31, 2003 to September 30, 2004.

A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

For the three months ended September 30, 2004, we reported net income of $0.6 million, or $0.03 per share, on total revenue of $26.3 million as compared with a net loss of $15.0 million, or $0.61 per share, on total revenue of $17.2 million for the three months ended September 30, 2003.

Oil and Gas Revenues

Revenues presented in the table and discussion below represent revenue from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 65% and 17% of our oil production was sold under these contracts for the three months ended September 30, 2004 and 2003, respectively. Approximately 63% and 43% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Three Months Ended September 30,		% Change from 2003 to 2004
	2004	2003
Production:
Natural gas (MMcf)	4,251	2,693	58%
Oil and condensate (MBbls)	166	265	(37)%
Total (MMcfe)	5,245	4,284	22%

Revenues (in thousands):
Natural gas	$20,966	$12,444	68%
Effects of cash flow hedges	2	(3,594)	100%

Total	$20,968	$8,850	137%

Oil and condensate	$5,493	$7,109	(23)%
Effects of cash flow hedges	—	(282)	100%

Total	$5,493	$6,827	(20%)

Natural gas, oil and condensate	$26,459	$19,553	35%
Effects of cash flow hedges	2	(3,876)	100%

Total	$26,461	$15,677	69%

Average sales price per unit:
Natural gas (per Mcf)	$4.93	$4.62	7%
Effects of cash flow hedges (per Mcf)	—	(1.34)	100%

Total (per Mcf)	$4.93	$3.28	50%

Oil and condensate (per Bbl)	$33.15	$26.80	24%
Effects of cash flow hedges (per Bbl)	—	(1.06)	100%

Total (per Bbl)	$33.15	$25.74	29%

Natural gas, oil and condensate (per Mcfe)	$5.04	$4.56	11%
Effects of cash flow hedges (per Mcfe)	—	(0.90)	100%

Total (per Mcfe)	$5.04	$3.66	38%

Oil and gas revenue increased 35% in the third quarter of 2004 compared to the same period in 2003 as the result of nine properties brought on line subsequent to the third quarter of 2003, including our Helvellyn property, located in the U.K. Sector – North Sea. Another component of the increase was an 11% increase in our sales price per Mcfe in 2004 as compared to 2003. Due to the previously announced shut down of Helvellyn in September 2004 as a result of maintenance at the receiving terminal and the interruption of Gulf of Mexico production due to the hurricanes experienced during the third quarter of 2004, approximately 1.1 Bcfe of production was deferred into future periods.

Lease Operating Expense. Lease operating expenses for the third quarter of 2004 decreased to $4.2 million ($0.80 per Mcfe) from $5.4 million ($1.26 per Mcfe) in the third quarter of 2003. The decrease per Mcfe was primarily attributable to the aforementioned increase in production while certain costs remained fixed. The overall decrease was primarily attributable to a decrease in workover expenses of $1.3 million from the third quarter of 2003. The Helvellyn well in the North Sea commenced production in the first quarter of 2004 and contributed $0.7 million in expenses for the third quarter of 2004.

General and Administrative Expense. General and administrative expense increased to $3.3 million for the third quarter of 2004 compared to $2.8 million for the same period of 2003 primarily due to an increase in compensation related costs. In addition, we opened an office in the Netherlands late in the fourth quarter of 2003.

Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $5.3 million during the third quarter of 2004 to $11.7 million from $6.4 million for the same period in 2003. The average DD&A rate was $2.23 per Mcfe in the third quarter of 2004 compared to $1.49 per Mcfe in the same quarter of 2003. A contributor to this increase was our Helvellyn well which accounted for $2.8 million at a rate of $3.17 per Mcfe.

Income Taxes. In the third quarter of 2004, we recorded income tax expense of $0.7 million which was completely offset by a reduction in the valuation allowance recorded against our deferred tax assets. The balance of the valuation allowance will remain until management determines that the recognition criteria for realization has been met.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, we reported net income of $5.2 million, or $0.21 per share, on total revenue of $83.2 million as compared with a net loss of $12.2 million, or $0.54 per share, on total revenue of $56.2 million for the nine months ended September 30, 2003.

Oil and Gas Revenues

Revenues presented in the table and discussion below represent revenue from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 46% and 24% of our oil production was sold under these contracts for the nine months ended September 30, 2004 and 2003, respectively. Approximately 56% and 42% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

Table presented on following page

	Nine Months Ended September 30,		% Change from 2003 to 2004
	2004	2003
Production:
Natural gas (MMcf)	13,302	8,259	61%
Oil and condensate (MBbls)	537	931	(42)%
Total (MMcfe)	16,521	13,843	19%

Revenues (in thousands):
Natural gas	$66,128	$40,873	62%
Effects of cash flow hedges	(228)	(14,426)	98%

Total	$65,900	$26,447	149%

Oil and condensate	$17,265	$26,139	(34)%
Effects of cash flow hedges	—	(937)	100%

Total	$17,265	$25,202	(31)%

Natural gas, oil and condensate	$83,393	$67,012	24%
Effects of cash flow hedges	(228)	(15,363)	99%

Total	$83,165	$51,649	61%

Average sales price per unit:
Natural gas (per Mcf)	$4.97	$4.95	0%
Effects of cash flow hedges (per Mcf)	(0.02)	(1.75)	99%

Total (per Mcf)	$4.95	$3.20	55%

Oil and condensate (per Bbl)	$32.18	$28.09	15%
Effects of cash flow hedges (per Bbl)	—	(1.01)	100%

Total (per Bbl)	$32.18	$27.08	19%

Natural gas, oil and condensate (per Mcfe)	$5.05	$4.84	4%
Effects of cash flow hedges (per Mcfe)	(0.01)	(1.11)	99%

Total (per Mcfe)	$5.04	$3.73	35%

Oil and gas revenue increased 24% in the first nine months of 2004 compared to the same period in 2003 as the result of eight Gulf of Mexico wells brought on line subsequent to the third quarter of 2003. In addition, one well in the Gulf of Mexico commenced production in the third quarter of 2003 and produced for the entire nine months of 2004. Helvellyn, our property in the U.K. Sector – North Sea, commenced production in the first quarter of 2004. Another component of the increase was a 4% increase in our sales price per Mcfe in 2004 as compared to 2003. Due to the previously announced shut down of Helvellyn in September 2004 as a result of maintenance at the receiving terminal and the interruption of Gulf of Mexico production due to the hurricanes experienced during the third quarter of 2004, approximately 1.1 Bcfe of production was deferred into future periods.

Lease Operating Expense. Lease operating expenses for the nine months of 2004 increased to $13.6 million ($0.83 per Mcfe) from $12.7 million ($0.92 per Mcfe) in the first nine months of 2003. Our Helvellyn well in the North Sea commenced production in the first quarter of 2004 and contributed $2.8 million to the overall increase.

General and Administrative Expense. General and administrative expense increased to $11.1 million for the first nine months of 2004 compared to $9.0 million for the same period of 2003 primarily due to higher compensation related costs and professional fees. In addition, we opened an office in the Netherlands late in the fourth quarter of 2003.

Credit Facility and Related Expenses. In the first quarter of 2004, we incurred substantial non-recurring costs of $1.9 million to maintain compliance with the requirements of our previous lender. These costs primarily consisted of legal fees of $0.8 million and professional fees of $0.8 million.

Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $17.0 million (84%) during the first nine months of 2004 to $37.2 million from $20.2 million for the same period in 2003. The average DD&A rate was $2.25 per Mcfe in the first nine months of 2004 compared to $1.46 per Mcfe in the same nine months of 2003. A contributor to this increase was our Helvellyn well which accounted for $10.6 million at a rate of $3.00 per Mcfe.

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

Income Taxes. In the first nine months of 2004, we recorded income tax expense of $1.8 million which was completely offset by a reduction in the valuation allowance recorded against our deferred tax assets. The balance of the valuation allowance will remain until management determines that the recognition criteria for realization has been met.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of approximately $31.4 million, an increase of approximately $77.8 million from December 31, 2003. Our working capital position improved dramatically as a result of several events during the first nine months of 2004 including the following:

•	the sale in 2004 of 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.2 million in net proceeds;

•	commencement of production from nine new wells of which eight are in the Gulf of Mexico and one is our Helvellyn well in the North Sea;

•	receipt of net proceeds of approximately $56.0 million from the closing of our new term loan after repayment of borrowings under our prior credit facility and related expenses, and

•	receipt of net proceeds of approximately $18.4 million from amending our term loan.

We have financed our acquisition and development activities through a combination of bank borrowings and proceeds from our equity offerings, as well as cash from operations and the sale on a promoted basis of interests in selected properties. We intend to finance our near-term development projects in the Gulf of Mexico and North Sea through available cash flows, proceeds from our new term loan and the potential sell down of a portion of our interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

Cash Flows

	Nine Months Ended, September 30,
	2004	2003
	(in thousands)
Cash provided by (used in)
Operating activities	$7,483	$35,315
Investing activities	(30,485)	(58,820)
Financing activities	70,734	20,466

Cash provided by operating activities was $7.5 million and $35.3 million in the first nine months of 2004 and 2003, respectively. Cash flow from operations decreased primarily due to an increase in amounts due from partners for capital costs incurred during the first nine months of 2004 and payment of a litigation award of $8.2 million. In addition, our new term loan as discussed below, allowed us to use available cash to reduce amounts owed to third parties.

Cash used in investing activities in the first nine months of 2004 and 2003 was $30.5 million and $58.8 million, respectively. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $44.9 million and $4.5 million, respectively, in first nine months of 2004, offset by the receipt of $19.2 million in proceeds for the sale of certain interests in seven of our properties discussed below. We also acquired a 50% interest in a Gulf of Mexico well for $0.2 million during the first nine months of 2004. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $44.7 million and $13.5 million, respectively, in first nine months of 2003. Also in 2003, we incurred $0.5 million for two acquisitions in the Gulf of Mexico.

In February 2004, we entered into an agreement to sell 25% of our working interests as of January 1, 2004 in seven Gulf of Mexico (“GOM”) properties for $19.5 million. This sale represents 10.6 Bcfe of proved reserves (5.2% of our GOM reserves), 94% of which were proved undeveloped at December 31, 2003. The sale was implemented in two stages. The first stage closed in February 2004 whereby we received $10.5 million for a 25% interest in one property and a 10% interest in six properties. The second stage closed on April 20, 2004 whereby we received $9.0 million for the remaining 15% interests in the six properties (see Note 4 to the Consolidated Financial Statements).

Cash provided by financing activities in the first nine months of 2004 consisted of net payments of $117.1 million related to our prior credit facility and net proceeds of $213.4 million related to our new term loan and warrants issued. We repurchased all 750,000 warrants related to our prior credit facility and 1,926,837 warrants related to our term loan for $12.3 million. We also incurred deferred financing costs of approximately $13.5 million related to the new term loan and its amendment.

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

As consideration for an amendment and waivers of non-compliance with certain covenants under our previous credit facility, on February 16, 2004 we issued warrants to the lender to purchase 750,000 shares of our common stock. The warrants were issued with an exercise price of $6.75 per share, had an expiration of February 16, 2009 and were accounted for as additional paid-in-capital. The warrants also included the right, under certain conditions, for us to repurchase all of the outstanding warrants for $750,000 prior to May 17, 2004, when the warrants became exercisable. On March 29, 2004 these warrants were repurchased for $750,000 and retired with a decrease to additional-paid-capital.

The Term Loan was issued on March 29, 2004 at an average annual interest rate of 10.8%. The $150.0 million term loan bore interest at the base rate plus a margin of 7.5% or LIBOR (with a 2% floor) plus a margin of 8.5% at the election of ATP. The $35.0 million term loan bore interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at our election.

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.6 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million is being accreted over the life of the loan as additional interest expense.

On September 24, 2004, the Term Loan was amended to effect the following:

•	increase the first lien term Loan borrowings by $35.0 million;

•	decrease the margin on any first lien term loan base rate loan from 8.5% to 5.25%;

•	decrease the margin on any first lien term loan LIBOR loan from 9.5% to 6.25%;

•	eliminate the first lien term loan 2.00% floor for LIBOR, and

•	increase the amount of permitted business investments from $10.0 million to $25.0 million in any fiscal year and allow for restricted payments up to $5.0 million in any fiscal year.

In addition, under the first and second lien facilities, the lender consented to the repurchase by the borrower of 1,926,837 of the 2,432,336 outstanding second lien facility warrants for a price not to exceed $11,561,022. The warrants were repurchased on September 24, 2004 for $6.00 per warrant which, in management’s estimation, represented the current fair value of the unregistered warrants as of that date. The $11.6 million partial repurchase was recorded as a decrease to additional paid in capital while the debt discount will continue to be amortized over the life of the loan.

Net proceeds from the additional borrowing were $18.4 million after the warrant repurchase and fees and expenses of $5.0 million. Of the $5.0 million, $4.9 million paid to the Lender was capitalized and will be amortized over the remaining life of the loan and $0.1 million of third party legal fees was expensed.

The terms of the Term Loan, as amended September 24, 2004, require us to maintain certain covenants. Capitalized terms are defined in the credit agreement for the Term Loan. The covenants include:

•	Current Ratio of 1.0/1.0;

•	Consolidated Net Debt to EBITDAX coverage ratio which is not greater than 3.25/1.0 through June 30, 2004 and 3.0/1.0 at each of the quarters ending thereafter;

•	Consolidated EBITDAX to Interest Expense which is not less than 2.5/1.0 for any four consecutive fiscal quarters commencing with the quarter ended June 30, 2004 and at each of the quarters ending thereafter;

•	PV10 of our Total Proved Developed Producing Oil and Gas Reserves to Net Debt of at least 0.5/1.0 at June 30 and December 31 of any fiscal year;

•	PV10 of our Total Proved Oil and Gas Reserves to Net Debt of at least 2.5/1.0 at June 30 and December 31 of any fiscal year;

•	Net Debt to Proved Developed Oil and Gas Reserves of less than $2.50/Mcfe at December 31, 2004 and at each of the years ending thereafter, and

•	the requirement to maintain hedges on no less than 40% of the next twelve months of forecasted production attributable to our proved producing reserves.

As of September 30, 2004, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

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

Contractual Obligations

We have various commitments primarily related to leases for office space, other property and equipment and other agreements. The following table summarizes certain contractual obligations at September 30, 2004 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$218,988	$2,200	$111,144	$105,644	$—
Interest on long-term debt (1)	75,953	19,275	54,341	2,337	—
Non-cancelable operating leases	2,070	423	747	327	573

Total contractual obligations	$297,011	$21,898	$166,232	$108,308	$573

(1)	Interest is based on rates and quarterly principal payments in effect at September 30, 2004.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2004, to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2004, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Items 1, 2, 3 4 & 5 are not applicable and have been omitted.

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

Current Report on Form 8-K filed on August 4, 2004, pursuant to Item 5 and Item 7 announcing its earnings results for the second quarter of 2004.

Current Report on Form 8-K filed on September 30, 2004, pursuant to Item 1.01 announcing the amendment to its term loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: November 8, 2004	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer