Form 10-K
period 2004-12-31
ATP OIL & GAS CORP
filed 2005-03-31
CIK 1123647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $94,935,548. The number of shares of the Registrant’s common stock outstanding as of March 25, 2005 was 28,966,358.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the ATP Oil & Gas Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference in Part III of this Form 10-K.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

2004 FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Statements

As used in this Annual Report on Form 10-K, the terms “ATP”, “we”, “us”, “our” and similar terms refer to ATP Oil & Gas Corporation and its subsidiaries, unless the context indicates otherwise.

This annual report includes assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

All statements in this document that are not statements of historical fact are forward looking statements. Forward looking statements include, but are not limited to:

•	projected operating or financial results;

•	timing and expectations of financing activities;

•	budgeted or projected capital expenditures;

•	expectations regarding our planned expansions and the availability of acquisition opportunities;

•	statements about the expected drilling of wells and other planned development activities;

•	expectations regarding oil and natural gas markets in the United States, United Kingdom and the Netherlands; and

•	estimates of quantities of our proved reserves and the present value thereof, and timing and amount of future production of oil and natural gas.

When used in this document, the words “anticipate,” “estimate,” “project,” “forecast,” “may,” “should,” and “expect” reflect forward-looking statements.

There can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. Some of the key factors which could cause actual results to vary from those expected include:

•	the volatility in oil and natural gas prices;

•	the timing of planned capital expenditures;

•	the timing of and our ability to obtain financing on acceptable terms;

•	our ability to identify and acquire additional properties necessary to implement our business strategy and our ability to finance such acquisitions;

•	the inherent uncertainties in estimating proved reserves and forecasting production results;

•	operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct oil and gas operations, including risk of war or potential adverse results of military or terrorist actions in those areas; and

•	other United States, United Kingdom or Netherlands regulatory or legislative developments which affect the demand for natural gas or oil generally increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells.

CERTAIN DEFINITIONS

As used herein, the following terms have specific meanings as set forth below:

Bbls	Barrels of crude oil or other liquid hydrocarbons
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
Mcf	Thousand cubic feet of natural gas
Mcfe	Thousand cubic feet equivalent
MMBbls	Million barrels of crude oil or other liquid hydrocarbons
MMBtu	Million british thermal units
MMcf	Million cubic feet of natural gas
MMcfe	Million cubic feet equivalent
MMBoe	Million barrels of crude oil or other liquid hydrocarbons equivalent
SEC	United States Securities and Exchange Commission
U.S.	United States
U.K.	United Kingdom of Great Britain and Northern Ireland

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

Exploratory well is a well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

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

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions).

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

General

ATP Oil & Gas Corporation was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. We primarily focus our efforts on oil and natural gas properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas. Many of these properties contain proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation.

At December 31, 2004, we had estimated net proved reserves of 275.2 Bcfe, of which approximately 180.7 Bcfe (66%) was in the Gulf of Mexico and 94.5 Bcfe (34%) was in the North Sea. Year-end reserves were comprised of 205.2 Bcf of natural gas and 11.7 MMBbls of oil. The majority of our oil reserves are located in the Gulf of Mexico and approximately 54% of our natural gas reserves are located in the Gulf of Mexico with the balance located in the North Sea. The estimated pre-tax PV-10 of our proved reserves at December 31, 2004 was $732.8 million. See “Item 2. Properties – Oil and Natural Gas Reserves” for a reconciliation to after-tax PV-10.

At December 31, 2004, we had leasehold and other interests in 52 offshore blocks, 26 platforms and 68 wells, including five subsea wells, in the Gulf of Mexico. We operate 56 of these 68 wells, including all of the subsea wells, and 85% of our offshore platforms. We also had interests in ten blocks and one company-operated subsea well in the North Sea. Our average working interest in our properties at December 31, 2004 was approximately 79%. For more information regarding our operations and assets in the Gulf of Mexico and North Sea, see Note 14, “Segment Information,” to the Notes to Consolidated Financial Statements.

Our Business Strategy

Our business strategy is to enhance shareholder value primarily through the acquisition, development and production of properties that we believe contain oil and natural gas in commercial quantities in areas that have:

•	an existing infrastructure of oil and natural gas pipelines and production/processing platforms;

•	geographic proximity to developed markets for oil and natural gas;

•	a number of properties that major oil companies, exploration-oriented independents and others consider non-strategic; and

•	a relatively stable history of consistently applied governmental regulations for offshore oil and natural gas development and production.

We believe our strategy significantly reduces the risks associated with traditional oil and natural gas exploration. Our focus is to acquire properties that have been explored by others and found to contain proved reserves. Occasionally we will acquire properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. From the inception of operations through March 25, 2005, we have successfully brought to production 37 out of 38 projects from previously undeveloped reservoirs, a 97% success ratio.

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

By focusing on properties that are not strategic to other companies and properties that are primarily proved but as yet undeveloped, we are able to minimize up front acquisition costs and concentrate available capital on the development phase of these properties. Since our inception in 1991 through December 31, 2004, we have added 483.1 Bcfe of proved oil and natural gas reserves through acquisitions at a total cost of $78.7 million or $0.16 per Mcfe. Development costs for this same period were approximately $453.1 million.

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

Our Strengths

•	Low Acquisition Cost Structure. We believe that our focus on acquiring properties with minimal cash investment allows us to pursue the acquisition, development and production of properties that may not be economically attractive to others.

•	Technical Expertise and Significant Experience. We have assembled a technical staff with an average of over 23 years of industry experience. Our technical staff has specific expertise in the Gulf of Mexico and North Sea offshore property development, including the implementation of subsea completion technology.

•	Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2004, we operated all of our properties under development, all of our subsea wells and 85% of our offshore platforms.

•	Employee Ownership. Through employee ownership, we have built a staff whose business decisions are aligned with the interests of our shareholders. Our executive officers and directors own approximately 37% of our common stock.

•	Inventory of Projects. We have a substantial inventory of properties to develop in both the Gulf of Mexico and in the North Sea.

Marketing and Delivery Commitments

We sell our oil and natural gas production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. The price received by us for our oil and natural gas production can fluctuate widely. Changes in the prices of oil and natural gas will affect the carrying value of our proved reserves as well as our revenues, profitability and cash flow. Although we are not currently experiencing any significant involuntary curtailment of our natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell our natural gas or oil production.

We sell a portion of our oil and natural gas to end users through various non-affiliated gas marketing companies. Historically, we have sold our oil and natural gas to a relatively few number of purchasers. However, we are not dependent upon, or confined to, any one purchaser or small group of purchasers. Due to the nature of oil and natural gas markets and because oil and natural gas are commodities and there are numerous purchasers in the areas in which we sell production, we do not believe the loss of a single purchaser, or a few purchasers, would materially affect our ability to sell our production.

Competition

We compete with major and independent oil and natural gas companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources and may be able to sustain wide fluctuations in the economics of our industry more easily than we can. Since we are in a highly regulated industry, they may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, to secure adequate financing and to consummate transactions in this highly competitive environment.

Regulation

Gulf of Mexico

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

Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation are subject to extensive federal regulation. The FERC requires interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. The FERC frequently reviews and modifies its regulations regarding the transportation of natural gas, with the stated goal of fostering competition within all phases of the natural gas industry. We cannot predict what further action the FERC will take with regard to its regulations and open-access policies, nor can we accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

The Outer Continental Shelf Lands Act, which the FERC implements with regard to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by FERC under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. The Minerals Management Service, or MMS, has asked for comments on whether it should implement regulations under its Outer Continental Shelf Lands Act authority on gatherers and other entities to ensure open and non-discriminatory access on gathering systems and production facilities on the Outer Continental Shelf. Although we have no way of knowing whether the MMS will proceed with implementing regulations of this nature, we do not believe that any FERC action taken under its Outer Continental Shelf Lands Act jurisdiction will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the current regulatory approach by the FERC and Congress will continue. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts.

Federal Leases. A substantial portion of our operations is located on federal oil and natural gas leases, which are administered by the MMS pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

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

The MMS also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. The MMS regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases currently rely on arm’s-length sales prices and spot market prices as indicators of value. On May 5, 2004, the MMS issued a final rule that changed certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The changes include changing the valuation basis for transactions not at arm’s-length from spot to NYMEX prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement. We believe this rule will not have a material impact on our financial condition, liquidity or results of operations.

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

The regulation of pipelines that transport crude oil, condensate and natural gas liquids is generally more light-handed than the FERC’s regulation of gas pipelines under the Natural Gas Act. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, issued in October 1993, the FERC implemented regulations generally grandfathering all previously unchallenged interstate pipeline rates and made these rates subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge market-based rates if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline. As provided for in Order No. 561, the FERC’s indexing methodology is subject to review at five year intervals, with the next review scheduled for July 2005.

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

Environmental Regulations. Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment, and impose substantial liabilities for pollution. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted by governmental entities. Moreover, changes in environmental laws and regulations have increased in recent years. Any laws that are enacted or other governmental actions that are taken to prohibit or restrict offshore drilling or to impose more stringent or costly environmental protection requirements could have a material adverse affect on the natural gas and oil industry in general and our offshore operations in particular. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this trend will continue in the future.

The Oil Pollution Act of 1990, also known as “OPA,” and related regulations impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for the costs of cleaning up an oil spill and for a variety of public and private damages resulting from a spill. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by a party’s gross negligence or willful misconduct, a violation of a federal safety, construction or operating regulation, or a failure to report a spill or to cooperate fully in a cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act of 1990.

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under this Act, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages, with this financial assurance amount increasing up to $150 million in certain limited circumstances if the MMS determines that a higher amount is warranted. The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan, which we have in place.

We are also regulated by the Clean Water Act, which prohibits any discharge of pollutants into waters of the U.S. except in strict conformance with discharge permits issued by federal or state agencies. We have obtained, and are in material compliance with, the discharge permits necessary for our operations. We are also subject to similar state and local water quality laws and regulations for any production or drilling activities that occur in state coastal waters. Failure to comply with the ongoing requirements of the Clean Water Act or analogous state laws may subject a responsible party to administrative, civil or criminal enforcement actions.

In addition, the Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms and structures. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution

The Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, responsible persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We may also incur liability under the Resource Conservation and Recovery Act, or “RCRA,” which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of our operations, we may generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous substances or hazardous waste. Consequently, we may incur liability for such hazardous substances and hazardous waste under CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remediate previously disposed wastes or to perform remedial operations to prevent future contamination.

Our operations are also subject to regulation of air emissions under the Clean Air Act and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We could also become subject to similar state and local air quality laws and regulations in the future if we conduct production or drilling activities in state coastal waters. However, we do not believe that our operations would be materially affected by any such requirements, nor do we expect such requirements to be anymore burdensome to us than to other companies our size involved in similar natural gas and oil development and production activities.

North Sea

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

We believe that our operations in the North Sea are in substantial compliance with current applicable environmental laws and regulations. While we expect that continued compliance with existing environmental requirements will not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

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

Our actual development results are likely to differ from our estimates of our proved reserves. We may experience production that is less than estimated and development costs that are greater than estimated in our reserve reports. Such differences may be material.

Estimates of our oil and natural gas reserves and the costs associated with developing these reserves may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated. Development activity may result in downward adjustments in reserves or higher than estimated costs.

Our estimates of our proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary.

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

The size of our operations and our capital expenditure budget limits the number of wells that we can develop in any given year. Complications in the development of any single material well may result in a material adverse affect on our financial condition and results of operations. For instance, during 2003, we experienced unforeseen production delays and increased development costs in connection with the development of our Helvellyn well in the North Sea which, combined with our significant capital requirements for the development of several of our Gulf of Mexico properties, contributed to our constrained liquidity position at the end of 2003.

In addition, a relatively few number of wells contribute to a substantial portion of our production. If we were to experience operational problems resulting in the curtailment of production in any of these wells, our total production levels would be adversely affected, which would have a material adverse affect on our financial condition and results of operations.

The unavailability or increased cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute on a timely basis our development plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could have a material adverse effect on our business, financial condition and results of operations. In periods of increased drilling activity in the Gulf of Mexico and the North Sea, we may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico and the North Sea also decreases the availability of offshore rigs. These costs may increase further and necessary equipment and services may not be available to us at economical prices.

Our offshore properties are subject to rapid production declines. Therefore, we are required to replace our reserves at a faster rate than companies whose onshore reserves have longer production periods. We may not be able to identify or complete the acquisition of properties with sufficient proved reserves to implement our business strategy.

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

We may not be able to identify or complete the acquisition of properties with sufficient proved undeveloped reserves to implement our business strategy. As we produce our existing reserves, we must identify, acquire and develop properties through new acquisitions or our level of production and cash flows will be adversely affected. The availability of properties for acquisition depends largely on the divesting practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors that we cannot control or influence. A substantial decrease in the availability of proved oil and gas properties in our areas of operation, or a substantial increase in the cost to acquire these properties, would adversely affect our ability to replace our reserves.

If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our planned development activity or acquisitions or service our debt.

We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding acquisition, development and abandonment of oil and gas reserves and to meet our debt service obligations. Our capital expenditures for oil and gas properties were approximately $87.4 million, $83.8 million and $34.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Because we have experienced a negative working capital position in past years, we have depended on debt and equity financing to meet our working capital requirements that were not funded from operations.

For 2005, we plan to finance anticipated expenses, debt service and acquisition and development requirements with available cash, funds generated from cash provided by operating activities and net cash proceeds from the potential sale of assets, debt or equity.

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

In March 2004, we entered into a new term loan, which was subsequently amended in September 2004 (the “Term Loan”), consisting of a $185.0 million Senior Secured First Lien Term Loan Facility and a $35.0 million Senior Secured Second Lien Term Loan Facility. The Term Loan matures in March 2009 and is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy and ATP Oil & Gas (U.K.) Limited. As of December 31, 2004, we had $218.4 million principal amount outstanding under the Term Loan. The Term Loan contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. We also are required to maintain specified financial requirements under the terms of our Term Loan including the following, as defined in the Term Loan:

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

These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. While we were in compliance with all of the financial covenants in our Term Loan at December 31, 2004, during 2003 and in February 2004, we were required to obtain waivers for certain of our financial covenants in our prior credit facility. If we are unable to meet the requirements of our Term Loan or any new financial transaction that we may enter into, we may be required to seek waivers from our lenders and there is no assurance that such waivers would be granted.

We have debt, trade payables and related interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

Our debt, trade payables and related interest payment requirements may have important consequences. For instance, it could:

•	make it more difficult or render us unable to satisfy these or our other financial obligations;

•	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less financial leverage; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

Oil and natural gas prices are volatile, and low prices have had in the past and could have in the future a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on the prices we realize for our oil and natural gas production. Because approximately 75% of our estimated proved reserves as of December 31, 2004 were natural gas reserves, our financial results are more sensitive to movements in natural gas prices. Our realized prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. For example, oil and natural gas prices increased significantly in late 2000 and early 2001 and then steadily declined in 2001, only to climb again in recent years to near all time highs. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply of oil and natural gas;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	political conditions in natural gas or oil producing regions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

•	the price and availability of alternative fuels.

It is impossible to predict oil and natural gas price movements with certainty. Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

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

Our results of operations may be negatively impacted by our financial derivative instruments and fixed price forward sales contracts in the future and these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas. For the years ended December 31, 2004, 2003 and 2002, we realized a loss on settled financial derivatives of $1.2 million, $16.6 million and $3.4 million, respectively.

We may incur substantial impairment writedowns.

If management’s estimates of the recoverable reserves on a property are revised downward, if development costs exceed previous estimates or if oil and natural gas prices decline, we may be required to record additional non-cash impairment writedowns in the future, which would result in a negative impact to our financial position. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. We recorded no impairments in 2004 and impairments of $11.7 million and $6.8 million for the years ended December 31, 2003 and 2002, respectively.

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

The oil and natural gas business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

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

The oil and natural gas business involves a variety of operating risks, including:

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

If we experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses in excess of our insurance coverage as a result of:

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

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely impact our business. Uncertainty surrounding military strikes or a sustained military campaign may affect our operations in unpredictable ways, including disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, processing plants and refineries, could be direct targets of, or indirect casualties of, an act of terror or war. The continuation of these developments may subject our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our insurance coverage may not be sufficient to cover some liabilities or losses that we may incur.

The occurrence of a significant accident or other event not fully covered by our insurance could have a material adverse effect on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party contractors and other service providers are used in our offshore operations, we may not realize the full benefit of workmen’s compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

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

We compete with major and independent oil and natural gas companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources than us. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for oil and natural gas properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in the Gulf of Mexico and in the North Sea for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

We may suffer losses as a result of foreign currency fluctuations.

The net assets, net earnings and cash flows from our wholly owned subsidiaries in the U.K. and the Netherlands are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. We have not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2004, we had 18 engineers, geologist/geophysicists and other technical personnel in our Houston office, three engineers, geologist/geophysicists and other technical personnel in our London location and one engineer in our Netherlands office. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

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

Development, production and sale of oil and natural gas in the U.S., especially in the Gulf of Mexico and in the North Sea, are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

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

Members of our management team beneficially own approximately 37% of our outstanding shares of common stock. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of ATP may delay or prevent a change of control of ATP and may adversely affect the voting and other rights of other shareholders.

Employees

At December 31, 2004 we had 43 full-time employees in our Houston office, five full-time employees in our London office and two full-time employees in our Netherlands office. None of our employees are covered by a collective bargaining agreement. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

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

General

We are engaged in the acquisition, development and production of oil and natural gas properties primarily in the Gulf of Mexico and the North Sea. At December 31, 2004, we had leasehold and other interests in 52 offshore blocks, 26 platforms and 68 wells, including five subsea wells, in the Gulf of Mexico. We operate 56 of these 68 wells, including all of the subsea wells, and 85% of our offshore platforms. We also held interests in ten blocks and one company-operated subsea well located in the North Sea. Our average working interest in our properties at December 31, 2004 was approximately 79%. As of December 31, 2004, we had leasehold interests located in the Gulf of Mexico and North Sea covering approximately 317,028 gross and 249,361 net acres.

Gulf of Mexico

During 2004, we successfully completed 13 wells in the Gulf of Mexico – four wells at Ship Shoal 358, three wells at West Cameron 237, two wells each at Eugene Island 30/71 and Matagorda Island 704/709 and one well each at West Cameron 101 and Garden Banks 186.

Also during 2004, we acquired interests in five other blocks for approximately $1.2 million. All of the blocks, three of which are contiguous to an existing producing lease, do not currently meet the definition of proved reserves; however; previous drilling on three of the blocks indicated that the reservoirs contained commercially productive quantities of oil and gas. The cost of these unproved properties is included in oil and gas properties at December 31, 2004.

In 2004, we sold 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.5 million and recognized a gain of $6.0 million. Developing projects to a value creation point and then selling or bringing in partners on a promoted basis during the high capital development phase is a technique we have used. We may use a similar approach in the future for other Gulf of Mexico and North Sea projects.

North Sea

In January 2004, we completed a successful sidetrack of the Helvellyn well and on February 10, 2004, the well was placed on production. In February 2004, we were awarded Blocks 2/10b and 3/11b by the U.K. Department of Trade and Industry (“DTI”) and in an out-of-round award, we were awarded a third block, Block 2/15a. These three blocks comprise the Cheviot field, which contain several undeveloped oil and gas discoveries and additional upside potential. We received a 100% working interest and are the operator of the field.

Oil and Natural Gas Reserves

Our business strategy is to acquire proved reserves, usually proved undeveloped, and to bring those reserves on production as rapidly as possible. Occasionally we will acquire properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves.

The following table presents our estimated net proved oil and natural gas reserves at December 31, 2004 based on reserve reports prepared by Ryder Scott Company, L.P. for our Gulf of Mexico and Netherlands reserves and RSP Troy-Ikoda Limited for our U.K. reserves.

	Proved Reserves
	Developed	Undeveloped	Total
Gulf of Mexico
Natural gas (MMcf)	37,876	72,851	110,727
Oil and condensate (MBbls)	2,222	9,444	11,666
Total proved reserves (MMcfe)	51,208	129,515	180,723
North Sea
Natural gas (MMcf)	9,210	85,292	94,502
Oil and condensate (MBbls)	—	2	2
Total proved reserves (MMcfe)	9,210	85,304	94,514
Total
Natural gas (MMcf)	47,086	158,143	205,229
Oil and condensate (MBbls)	2,222	9,446	11,668
Total proved reserves (MMcfe)	60,418	214,819	275,237

In 2004 our standardized measure of discounted future net cash flows was $520.3 million. The present value of future net cash flows attributable to estimated net proved reserves, discounted at 10% per annum, (“PV10”) is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of PV10 to the standardized measure of discounted future net cash flows at December 31, 2004. PV10 may be considered a non-GAAP financial measure as defined by the SEC’s Regulation G. We believe PV10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV10 is not a substitute for the standardized measure. Our PV10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future cash flows, before income taxes	$732,822
Future income taxes, discounted at 10%	(212,539)

Standardized measure of discounted future net cash flows	$520,283

The estimates of proved reserves in the table above do not differ from those we have filed with other federal agencies. The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We must project production rates and timing of development expenditures. We analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling and completion operations. The reserve data assumes that we will make these expenditures. Although the reserves and the costs associated with developing them are estimated in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

Drilling Activity

The following table shows our drilling and completion activity. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in such wells.

	Gulf of Mexico			North Sea
	2004	2003	2002	2004	2003	2002
Gross Development Wells:
Productive	10.0	5.0	—	—	1.0	—
Nonproductive	2.0	—	—	—	—	—

Total	12.0	5.0	—	—	1.0	—

Net Development Wells:
Productive	6.7	4.3	—	—	0.5	—
Nonproductive	1.5	—	—	—	—	—

Total	8.2	4.3	—		0.5	—

Gross Exploratory Wells:
Productive	3.0	—	—	—	—	—
Nonproductive	—	—	—	—	—	—

Total	3.0	—	—	—	—	—

Net Exploratory Wells:
Productive	1.3	—	—	—	—	—
Nonproductive	—	—	—	—	—	—

Total	1.3	—	—		—	—

Total Gross Wells
Productive	13.0	5.0	—	—	1.0	—
Nonproductive	2.0	—	—	—	—	—

Total	15.0	5.0	—		1.0	—

Total Net Wells
Productive	8.0	4.3	—	—	0.5	—
Nonproductive	1.5	—	—	—	—	—

Total	9.5	4.3	—		0.5	—

At December 31, 2004 we had one development well (0.75 net) and one exploratory well (0.75 net) that were in the process of being drilled.

Productive Wells

The following table presents the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2004:

	Gulf of Mexico	North Sea
Gross
Gas	29.0	1.0
Oil	4.0	—

Total	33.0	1.0

Net
Gas	19.8	0.5
Oil	2.8	—

Total	22.6	0.5

Acreage

The following table summarizes our developed and undeveloped acreage holdings at December 31, 2004. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

	Developed (1)		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf of Mexico	142,394	106,131	66,543	61,451	208,937	167,582
North Sea.	12,078	6,039	96,013	75,740	108,091	81,779

	154,472	112,170	162,556	137,191	317,028	249,361

(1)	Developed acres are acres spaced or assigned to productive wells.

(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

Production and Pricing Data

Information on production and pricing data is contained in Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 3.	Legal Proceedings

During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved for $8.2 million. We recorded a charge to income in the fourth quarter of 2003 and paid the amount in the first quarter of 2004. The Court dismissed the lawsuit on April 16, 2004.

We are also, in the ordinary course of business, a claimant and/or defendant in various legal proceedings from time to time. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Company and Other Key Employees

Set forth below are the names, ages (as of March 25, 2005) and titles of the persons currently serving as executive officers of the Company. All executive officers hold office until their successors are elected and qualified.

Name	Age	Position
T. Paul Bulmahn	61	Chairman and President
Gerald W. Schlief	57	Senior Vice President
Albert L. Reese, Jr.	55	Chief Financial Officer
Leland E. Tate.	57	Chief Operations Officer
John E. Tschirhart.	54	Senior Vice President, International, General Counsel
Isabel M. Plume.	45	Chief Communications Officer
Keith R. Godwin	37	Chief Accounting Officer

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

Gerald W. Schlief has served as our Senior Vice President since 1993 and is primarily responsible for acquisitions. Between 1990 and 1993, Mr. Schlief acted as a consultant for the onshore and offshore independent oil and gas industry. From 1984 to 1990, Mr. Schlief served as Vice President, Offshore Land for Plumb Oil Company, and its successor Harbert Energy Corporation, where he managed the acquisition of interests in over 35 offshore properties. From 1983 to 1984, Mr. Schlief served as Offshore Land Consultant for Huffco Petroleum Corporation. He served as Treasurer and Landman for Huthnance Energy Corporation from 1981 to 1983. In addition, from 1974 to 1978, Mr. Schlief conducted audits of oil and gas companies for Arthur Andersen & Co., and from 1978 to 1981, he conducted audits of oil and gas companies for Spicer & Oppenheim.

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

Leland E. Tate has served as our Chief Operations Officer since August 2000. Prior to joining ATP, Mr. Tate worked for over 30 years with Atlantic Richfield Company (“ARCO”). From 1998 until July 2000, Mr. Tate served as the President of ARCO North Africa. He also was Director General of Joint Ventures at ARCO from 1996 to 1998. From 1994 to 1996, Mr. Tate served as ARCO’s Vice President Operations & Engineering, where he led technical negotiations in field development. Prior to 1994, Mr. Tate’s positions with ARCO included Director of Operations, ARCO British Ltd.; Vice President of Engineering, ARCO International; Senior Vice President Marketing and Operations, ARCO Indonesia; and for three years was Vice President and District Manager in Lafayette, Louisiana.

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

Isabel M. Plume has served as our Chief Communications Officer since 2004 and Corporate Secretary since 2003. Ms. Plume currently serves on the board of directors of ATP Oil & Gas (UK) Limited. From 1996 to 1998, she was employed by Oasis Pipe Line Company, a midstream transporter of natural gas, responsible for implementing accounting and reporting systems. From 1982 to 1995 Ms. Plume served in a financial reporting capacity for Dow Hydrocarbons & Resources, Inc. and the Dow Chemical Company.

Keith R. Godwin has served as our Chief Accounting Officer since April 2004. He served as Controller and Vice President from August 2000 to March 2004 and Controller from 1997 to July 2000. From 1995 to 1997, Mr. Godwin was the Corporate Accounting Manager with Champion Healthcare Corporation. From 1990 to 1995, Mr. Godwin was employed as an accountant with Coopers & Lybrand L.L.P. where he conducted audits primarily in the energy industry.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 28,966,358 shares of common stock and no shares of preferred stock outstanding as of March 25, 2005. There were 101 holders of record of our common stock as of March 25, 2005. Our common stock is traded on the Nasdaq National Market under the ticker symbol ATPG.

The following table sets forth the range of high and low closing sales prices for the common stock as reported on the Nasdaq National Market for the periods indicated below:

	High	Low
2004:
4th Quarter	$19.15	$12.11
3rd Quarter	12.34	7.05
2nd Quarter	8.09	5.90
1st Quarter	6.90	4.71
2003:
4th Quarter	$6.65	$3.92
3rd Quarter	7.05	4.92
2nd Quarter	7.75	3.01
1st Quarter	5.15	3.65

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current term loan prohibits us from paying cash dividends on our common stock. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time.

Item 6.	Selected Financial Data

(In thousands, except per share data)

The following data should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Oil and gas production	$116,123	$70,151	$80,017	$87,873	$64,256

Cost and operating expenses:
Lease operating expenses	19,531	17,173	16,764	14,806	11,559
Geological and geophysical expenses	997	1,358	154	1,068	—
General and administrative	15,806	12,209	10,037	9,806	5,409
Credit facility costs	1,850	1,990	250	175	—
Non-cash compensation expense	—	(39)	595	3,364	—
Depreciation, depletion and amortization	55,637	29,378	43,390	53,428	40,569
Impairment of oil and gas properties	—	11,670	6,844	24,891	10,838
(Gain) loss on abandonment (1)	(251)	4,973	—	—	—
Accretion expense	2,069	2,752	—	—	—
Loss on unsuccessful property acquisition (2)	—	8,192	—	3,147	—
Gain on disposition of properties	(6,011)	—	—	—	(33)
Other	400	—	—	—	450

Total operating expenses	90,028	89,656	78,034	110,685	68,792

Income (loss) from operations	26,095	(19,505)	1,983	(22,812)	(4,536)
Other income (expense):
Interest income	627	52	73	884	451
Interest expense	(22,262)	(9,678)	(10,418)	(10,039)	(11,907)
Loss on extinguishment of debt	(3,326)	(3,352)	—	(926)	—
Other	280	2,244	1,081	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,414	(30,239)	(7,281)	(32,893)	(15,992)
Income tax (expense) benefit	(58)	(21,224)	2,581	11,510	5,594

Income (loss) before cumulative effect of change in accounting principle	1,356	(51,463)	(4,700)	(21,383)	(10,398)
Cumulative effect of change in accounting principle, net of tax (3)	—	662	—	—	—

Net income (loss)	$1,356	$(50,801)	$(4,700)	$(21,383)	$(10,398)

Weighted average number of common shares outstanding:
Basic	24,944	22,975	20,315	19,704	14,286

Diluted	25,271	22,975	20,315	19,704	14,286

Basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(2.24)	$(0.23)	$(1.09)	$(0.73)
Net income (loss)	$0.05	$(2.21)	$(0.23)	$(1.09)	$(0.73)

Table and footnotes continued on following page

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$102,774	$4,564	$6,944	$5,294	$18,136
Working capital (deficit)	68,330	(46,423)	(13,699)	(29,071)	(3,835)
Net oil and gas properties	213,206	189,125	119,036	133,033	98,725
Total assets	372,147	217,685	182,055	177,564	161,993
Total debt	210,309	115,409	86,387	100,111	116,529
Total liabilities	314,983	213,353	143,508	132,572	175,172
Shareholders’ equity (deficit)	57,164	4,332	38,547	44,992	(13,179)

(1)	During 2003, we recognized a loss on abandonment of $5.0 million. Of this amount, approximately $4.4 million was attributable to actual costs exceeding the original estimates on two properties. These unforeseen overruns were a result of difficulties in abandoning one of our properties due to the condition of the wells received from the original owner and the collapse of a platform crane. In addition, we incurred significant standby time as a result of Hurricane Claudette.

(2)	During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved for $8.2 million. We recorded a charge to income in the fourth quarter of 2003 and paid the amount in the first quarter of 2004. The Court dismissed the lawsuit on April 16, 2004.

(3)	Effective January 1, 2003 we adopted SFAS 143 and recorded a cumulative effect of the change in accounting principle as an increase to earnings of $0.7 million (net of income taxes).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

General

ATP Oil & Gas Corporation is engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. We seek to acquire and develop properties with proved undeveloped reserves (“PUD”) that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties where previous drilling has encountered reservoirs that appear to us to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. We believe that our strategy provides assets for us to develop and produce without the risk, cost or time of traditional exploration.

We seek to create value and reduce operating risks through the acquisition and development of proved oil and natural gas reserves in areas that have:

•	significant undeveloped reserves;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of oil and natural gas pipelines and production / processing platforms; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that have become non-core or non-strategic to their original owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe offer greater reserve potential. Some projects provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller. Given our strategy of acquiring properties that contain proved reserves, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators. As a result of this strategy, we have successfully brought 37 out of 38 (97%) projects with proved undeveloped reserve to production since our inception.

We focus on developing projects in the shortest time possible between initial significant investment and first revenue generated in order to maximize our rate of return. Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the development concept and timing of a project’s development. We typically initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production.

To enhance the economics and return on investment of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis during the high capital development phase. In 2002, we sold a 50% interest in our Helvellyn project in the U.K. Sector – North Sea after we had obtained field development approval for the project and finalized contractual commitments. In 2003, we sold interests in three projects in the Gulf of Mexico on a promoted basis to reduce the amount of capital employed. We continued this practice into 2004 whereupon we sold 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.5 million, approximately $1.85/Mcfe for proved reserves, of which 93.5% were proved undeveloped reserves.

Review of 2004

The year 2004 was a year of major financial improvement and development success for ATP. We completed three financing transactions, two debt and one equity, improved working capital by $114.8 million and ended 2004 with $102.8 million of cash and cash equivalents. These financing transactions and cash from operating activities provided us the liquidity to enjoy our most active development year since becoming a publicly traded company in February 2001.

The three financing transactions for ATP in 2004 were instrumental in providing the funds needed to complete our 2004 developments and provide us the initial financial resources for our 2005 program. In March 2004, we replaced our previous $110.0 million revolving credit facility with a new $185.0 million term loan comprised of a first lien of $150.0 million and a second lien of $35 million. The new five year term loan improved our liquidity position by $56.0 million and allowed us to aggressively begin our 2004 development program. In September 2004 we amended the term loan by adding $35.0 million to the first lien, reducing the interest rate on the first lien by 325 basis points and amending certain covenants of the facility to provide us more flexibility. As a result of putting in place a term facility and its subsequent amendment, interest expense increased to $22.3 million for 2004, compared to $9.7 million for 2003. After repurchasing 79% of outstanding warrants that were issued in conjunction with the March 2004 transaction, the amendment provided us with an additional $18.0 million of liquidity. By December 1, 2004, our share price had risen from $6.28 at the beginning of the year to approximately $14.00 per share, an increase of over 120%. As a result, we elected to issue four million shares of common stock for net proceeds of $53.1 million. The financing transactions net of costs and repayments of previously outstanding amounts provided us with approximately $123.0 million of liquidity and collectively were the catalysts in achieving such a productive year.

In the first quarter of 2004, we completed and placed on production Helvellyn, our first well in the North Sea. We initially drilled this well in late 2002, encountered delays beyond our control during early and mid 2003, and ultimately made the decision to side-track the well to achieve first production in February 2004. Total development costs related to Helvellyn in 2004 were $3.0 million and other North Sea properties accounted for $5.8 million. The impact of Helvellyn was a contributing factor to our 31% increase in production, the largest annual increase in production as a publicly traded company.

In the Gulf of Mexico we completed 13 wells at six different properties. At Garden Banks 186, adjacent to our Garden Banks 142 property and the host platform for Garden Banks 186, we placed on production one well. Development at these properties, together known as Matia/Cabrito, began in 2003 when the platform was installed and the well at Garden Banks 142 was placed on production. At Ship Shoal 358, four wells were drilled and placed on production during 2004. Like Matia/Cabrito, the platform was installed during 2003 and drilling was completed in 2004. Noteworthy with both the Ship Shoal 358 and the Matia/Cabrito developments was the reuse of platforms from other ATP locations. The significance was not that platforms were reused, which often happens in the Gulf of Mexico, but that the platforms were moved to deeper water depths than originally located. This required us to install plinths, or leg extensions, to accomplish the installations. In December 2004, ATP was awarded the Offshore Energy Achievement Award for Innovation/Technology for its innovative use of plinths. The Innovation/Technology award honors a new technology that has been field-proven or an innovative application of existing technology that resulted in a material improvement in safety, throughput or cost savings.

During 2004 the Company also completed three wells at West Cameron 237, two wells at Matagorda Island 704/709, one well at West Cameron 101 and two wells at Eugene Island 30/71. In the fourth quarter 2004, we tested a well at Mississippi Canyon 711, presently our largest property in terms of proved reserves. The Mississippi Canyon 711 #4 ST1 well which logged approximately 157 total net feet of oil and gas pay in Lower Pliocene sands tested at a rate of 13,610 BOPD and 52.7 MMcf/d or 134 MMcfe/d. The multiple day flow test recorded flowing tubing pressures exceeding 3500 psi. Additional development is scheduled at Mississippi Canyon 711 during 2005 with first production currently scheduled for early in the fourth quarter 2005. Total development and exploratory costs incurred in 2004 in the Gulf of Mexico was $77.3 million.

At the end of 2004, we were drilling two wells, one at West Cameron 432 and the other at High Island 74. The well at West Cameron 432 began production on January 31, 2005. The well at High Island 74 which was one of our properties not included in our reserve report as it did not meet the SEC definition of proved reserves is scheduled to begin production during the second quarter 2005.

As a result of the production from Helvellyn, a natural gas well, our natural gas component of production increased to 80% in 2004 from 63% in 2003. We also increased our average realized price in 2004 as a result of higher oil and natural gas prices and higher prices for those quantities we hedged. For 2004, we realized an average price including the effect of cash flow hedges for natural gas of $5.05 per Mcf, an increase of 48% over 2003, and $33.93 per barrel of oil, an increase of 25% over 2003.

At December 31, 2004, we had proved reserves of 275.2 Bcfe, of which 66% are located in the Gulf of Mexico and the remaining 34% in the North Sea. The pre-tax PV-10 of our proved reserves at December 31, 2004 was $732.8 million. See “Item 2. Properties – Oil and Natural Gas Reserves” for a reconciliation to after- tax PV-10. We currently have 18 properties that have proved undeveloped reserves totaling 214.8 Bcfe scheduled for future development including 15 properties in the Gulf of Mexico, two in the U.K. Sector – North Sea and one in the Dutch Sector – North Sea. In addition, we have scheduled for drilling or completion, properties where previous drilling into the targeted reservoirs indicates to the Company the presence of commercially productive quantities of hydrocarbons even though the reservoirs do not meet the SEC definition of proved reserves. Five blocks acquired in 2004 in the Gulf of Mexico and Cheviot in the North Sea, potentially the largest property in the Company’s portfolio, are not included in the reserve report as they did not meet the SEC definition of proved reserves at the end of 2004. Upon completion of plans which may include drilling, completion or testing of wells for these and similar properties in the Company’s portfolio, the Company anticipates that it may be able to record proved reserves associated with several of these properties.

In 2004, we sold an undivided 25% interest in seven properties on ten blocks in the Gulf of Mexico. This sale accounted for a reduction in our proved reserves of 10.6 Bcfe of which 93.5% were classified as proved undeveloped at the time of the sale. We received $19.5 million for this sale or approximately $1.85 per Mcfe and recognized a gain of $6.0 million from the transaction. After adjusting for production and the sale of the interest in the seven properties, ATP recorded net upward revisions and extensions in proved reserves during 2004 of 5.5 Bcfe.

2005 Operational and Financial Objectives

We believe that 2005 production will exceed that of 2004 as a result of our 2003 and 2004 development programs and projects scheduled for development in 2005. Development activities scheduled at Mississippi Canyon 711 during 2005 include laying approximately 27 miles of oil and gas pipelines, converting a semi-submersible drilling rig to a floating production facility, completing a second well which was previously drilled in the Southern portion of the block and connecting for production both wells. First production is currently scheduled for early in the fourth quarter 2005. In addition to Mississippi Canyon 711, developments with proved undeveloped reserves at December 31, 2004 planned in 2005 include Block L-06d in the Dutch sector of the North Sea and additional properties in the Gulf of Mexico. We also have scheduled for drilling or completion properties in which previous drilling into targeted reservoirs indicates to the Company the presence of commercially productive quantities of hydrocarbons, although these reservoirs did not meet the SEC definition of proved reserves at the end of 2004. Other potential developments for 2005 in the Gulf of Mexico and North Sea are currently being evaluated.

ATP plans to devote considerable attention in 2005 to evaluating the potential of its Cheviot property in the North Sea. This property produced from 1992 – 1996 before it was taken off production by the previous owner. We completed a 3-D seismic survey in the fourth quarter of 2004 which is currently being processed and interpreted. Once this work is completed, we will continue our evaluation utilizing not only the 3-D seismic, but also previous drilling and production information. We expect to complete a plan for the Cheviot property during 2005 with the goal of recording proved undeveloped reserves by the end of 2005. Additional locations within the Cheviot property but outside of the reservoirs that previously produced are also being evaluated for possible drilling, development or exploration.

Our production may command higher realized oil and gas prices in 2005 than in recent years, based on our current hedge position and strong commodity prices. Our revenues, profitability and cash flows are highly dependent upon many factors, particularly our production results and the price of oil and natural gas. During the first quarter of 2005 we have been active in the futures market. We have hedged volumes for 2005-2006 of 6.0 Bcf of natural gas between $6.42 and $10.79 per MMBtu and 356 thousand barrels of crude oil between $45.35 and $51.05 per barrel. Including these recent hedges, we have hedged 12.4 Bcfe of our 2005 production at an average price of $6.34/MMBtue and 3.7 Bcfe of our 2006 production at an average price of $7.84/MMBtue. To mitigate future price volatility, we may hedge additional production, especially if commodity prices continue to rise.

In 2003, we recorded an income tax expense of $21.2 million primarily due to us recording a valuation allowance of $33.6 million against our deferred tax asset as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). See Note 10 “Income Taxes” to the Consolidated Financial Statements. SFAS 109 provides for the weighing of positive and negative evidence in determining whether a deferred tax asset is recoverable. While we recorded net income in 2004, we have incurred net operating losses in 2003 and prior consecutive years. Relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are overshadowed by such history of losses. Delays in bringing properties on to production and development cost overruns in 2003 were also significant factors considered in evaluating our deferred tax asset valuation allowance. If we achieve profitable operations in 2005, we expect to reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period and may also reverse a portion or all of the remaining valuation allowance if we determine that it is more likely than not that we will utilize the remaining deferred tax asset.

Results of Operations

For the year ended December 31, 2004, we recorded net income of $1.4 million or $0.05 per share and for the years ended December 31, 2003 and 2002, we reported net losses $50.8 million or $2.21 per share and $4.7 million or $0.23 per share, respectively.

Oil and Gas Revenues

Revenues presented in the table and the discussion below represent revenue from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 47%, 26% and 8% of our oil production was sold under these contracts for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately 46%, 45% and 14% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

Table and footnote on following page

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
Production (1):
Natural gas (MMcf)	17,816	10,842	17,732	64%	(39%)
Oil and condensate (MBbls)	765	1,042	1,454	(27%)	(28%)
Total (MMcfe)	22,408	17,093	26,457	31%	(35%)

Revenues (in thousands):
Natural gas	$91,251	$52,199	$56,659	75%	(8%)
Effects of cash flow hedges	(1,198)	(15,302)	(2,764)	92%	(454%)

Total	$90,053	$36,897	$53,895	144%	(31%)

Oil and condensate	25,970	29,601	32,756	(12%)	(10%)
Effects of cash flow hedges	—	(1,262)	(615)	100%	(105%)

Total	$25,970	$28,339	$32,141	(8%)	(12%)

Natural gas, oil and condensate	117,221	81,800	89,415	43%	(9%)
Effects of cash flow hedges	(1,198)	(16,564)	(3,379)	93%	(390%)

Total	$116,023	$65,236	$86,036	78%	(24%)

Average realized sales price per unit:
Natural gas (per Mcf)	$5.12	$4.82	$3.20	6%	51%
Effects of cash flow hedges (per Mcf)	(0.07)	(1.41)	(0.16)	95%	(781%)

Average realized price (per Mcf)	$5.05	$3.41	$3.04	48%	12%

Oil and condensate (per Bbl)	$33.93	$28.42	$22.53	19%	26%
Effects of cash flow hedges (per Bbl)	—	(1.21)	(0.42)	100%	(188%)

Average realized price (per Bbl)	$33.93	$27.21	$22.11	25%	23%

Natural gas, oil and condensate (per Mcfe)	$5.23	$4.79	$3.38	9%	42%
Effects of cash flow hedges (per Mcfe)	(0.05)	(0.97)	(0.13)	94%	(646%)

Average realized price (per Mcfe)	$5.18	$3.82	$3.25	36%	18%

(1)	In the fourth quarter of 2003, we recorded a settlement of a commodity imbalance of 645 MMcfe from 2002 and 2001 that was excluded from production.

Oil and gas revenue increased 43% in 2004 compared to 2003 as the result of 12 properties brought on line during 2004, including our Helvellyn property, located in the U.K. Sector - North Sea. Another component of the increase was a 9% increase in our sales price per Mcfe in 2004 as compared to 2003. Due to the shut down of Helvellyn in September 2004 as a result of maintenance at the receiving terminal and the interruption of Gulf of Mexico production due to the hurricanes experienced during the third quarter of 2004, approximately 1.1 Bcfe of production was deferred into future periods.

The decrease in oil and gas revenue in 2003 compared to 2002 was the result of a decrease in production volumes as a result of natural decline, adverse weather conditions and repairs on pipelines and host platform facilities. The decrease was partially offset by an increase in our price realizations.

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation. Lease operating expense for the years ended December 31, 2004, 2003 and 2002 was as follows ($ in thousands):

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
Lease operating expense	$19,531	$17,173	$16,764	14%	2%
Per Mcfe	$0.87	$1.00	$0.63	(13%)	59%

The 13% decrease per Mcfe in 2004 compared to 2003 was primarily attributable to the aforementioned increase in production. Additionally, workover activities in 2004 were significantly lower than in 2003.

The 59% increase per Mcfe in 2003 compared to 2002 was primarily attributable to the aforementioned decrease in production while certain costs remained fixed. In addition, workover activities on eight properties and the effect of higher fixed costs on those properties with lower production rates in 2003 than in 2002 contributed to the increase.

General and Administrative Expense; Credit Facility Expenses

General and administrative expenses are overhead-related expenses, including among others, wages and benefits, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense for the years ended December 31, 2004, 2003 and 2002 was as follows ($ in thousands):

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
General and administrative expense	$15,806	$12,209	$10,037	29%	22%
Per Mcfe	$0.71	$0.71	$0.38	0%	87%

The increase in 2004 compared to 2003, on an absolute basis was primarily due to higher compensation related costs and professional fees related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in 2003 compared to 2002, on both an absolute and a per-unit basis was primarily due to higher professional fees and compensation related costs.

In 2004 and 2003, we recorded substantial non-recurring costs of $1.9 million and $2.0 million related to expenses incurred on behalf of waivers and amendments executed with our prior credit facilities.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense (“DD&A”) for the years ended December 31, 2004, 2003 and 2002 was as follows ($ in thousands):

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
DD&A	$55,637	$29,378	$43,390	89%	(32%)
Per Mcfe	$2.48	$1.72	$1.64	44%	5%

DD&A expense increased 89% in 2004 as compared to 2003 primarily due to the 31% increase in production. The average DD&A per Mcfe increase was due primarily to the increased cost of development for those properties placed on production in 2003 and 2004 and to downward reserve revisions on six of our properties.

DD&A expense decreased 32% in 2003 as compared to 2002 primarily due to the 35% decrease in production. The average DD&A per Mcfe increase was due primarily to downward reserve revisions on two of our properties and impairments taken in 2002.

Impairments

On two of our properties in 2003, the future undiscounted cash flows were less than their individual net book value, resulting in impairments of $10.7 million in 2003. These impairments were the result of reductions in estimates of recoverable reserves. The impairments were calculated as the difference between the carrying value and the estimated fair value of the impaired depletable unit. We recorded an additional $1.0 million of impairment in 2003 related to SFAS 143. See Note 4, “Asset Retirement Obligations”, to the Consolidated Financial Statements.

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

Loss on Unsuccessful Property Acquisition

During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved for $8.2 million. We paid this amount in the first quarter of 2004 and the Court dismissed the lawsuit on April 16, 2004.

Loss on Extinguishment of Debt

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

Interest Expense

Interest expense increased $12.6 million, to $22.3 million for 2004 from $9.7 million for 2003 primarily due to higher outstanding debt as a result of the replacement of our prior credit facility with the term loan.

Income Taxes

During 2004, we provided a valuation allowance against all of our deferred tax assets recoded during the year. The income tax expense of $21.2 million in 2003 was primarily due to the Company recording a valuation allowance of $33.6 million against our deferred tax asset as required by SFAS 109. See Note 10 “Income Taxes” to the Consolidated Financial Statements

Liquidity and Capital Resources

At December 31, 2004, we had working capital of approximately $68.3 million, an increase of approximately $114.8 million from December 31, 2003. Our working capital position improved dramatically as a result of several events during 2004 including the following:

•	the sale in 2004 of 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.2 million in net proceeds;

•	commencement of production during 2004 from 12 new wells of which 11 are in the Gulf of Mexico and one is our Helvellyn well in the North Sea;

•	receipt of net proceeds of approximately $56.0 million in March 2004 from the closing of our new term loan after repayment of borrowings under our prior credit facility and related expenses;

•	receipt of net proceeds of approximately $18.4 million in September 2004 from amending our term loan and

•	receipt of net proceeds of approximately $53.1 million in December 2004 from a secondary offering of 4,000,000 shares of our common stock.

We have financed our acquisition and development activities through a combination of bank borrowings and proceeds from our equity offerings, as well as cash from operations and the sale on a promoted basis of interests in selected properties. We intend to finance our near-term development projects in the Gulf of Mexico and North Sea through available cash flows, remaining proceeds from our new term loan and the potential sell down of a portion of our interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash provided by (used in):
Operating activities	$41,218	$51,009	$51,298
Investing activities	(68,651)	(84,043)	(35,167)
Financing activities	125,698	30,654	(14,481)

Operating activities. Net cash provided by operating activities was $41.2 million for the year ended December 31, 2004 compared to $51.0 million for the year ended December 31, 2003. Cash flow from operations decreased primarily due to substantial drilling activity in the fourth quarter of 2004 and the subsequent increase in amounts due from partners for those capital costs incurred. In addition, we used available cash to reduce amounts owed to third parties in early 2004.

Investing activities. Cash used in investing activities in 2004 and 2003 was $68.7 million and $84.0 million, respectively. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $77.3 million and $8.8 million, respectively, in 2004, offset by the receipt of $19.2 million in proceeds for the sale of certain interests in seven of our properties discussed below. We also acquired interests in five blocks in the Gulf of Mexico well for $1.2 million in 2004. In 2003, developmental capital expenditures in the Gulf of Mexico and the North Sea were approximately $57.2 million and $24.7 million, respectively. We also incurred acquisition costs of $1.9 million in the Gulf of Mexico in 2003.

In February 2004, we entered into an agreement to sell 25% of our working interests as of January 1, 2004 in seven Gulf of Mexico (“GOM”) properties for $19.5 million. This sale represents 10.6 Bcfe of proved reserves (5.2% of our GOM reserves), 94% of which were proved undeveloped at December 31, 2003. The sale was implemented in two stages. The first stage closed in February 2004 whereby we received $10.5 million for a 25% interest in one property and a 10% interest in six properties. The second stage closed on April 20, 2004 whereby we received $9.0 million for the remaining 15% interests in the six properties (see Note 5 to the Consolidated Financial Statements).

Financing activities. Cash provided by financing activities in 2004 consisted of net payments of $117.1 million related to our prior credit facility and net proceeds of $212.9 million related to our new term loan and warrants issued. We repurchased all 750,000 warrants related to our prior credit facility and 1,926,837 warrants related to our term loan for $12.3 million. We also incurred deferred financing costs of approximately $13.5 million related to the term loan and its amendment. In addition, we received net proceeds of $53.1 million from a private placement sale of four million shares of common stock to accredited investors. Cash provided by financing activities in 2003 included the private placement sale of four million shares of common stock to accredited investors for a total consideration of $11.8 million ($10.9 million net of placement fees and other expenses). In addition, we received net cash proceeds of $23.2 million from our prior and current term loan.

Amounts borrowed under our credit agreements were as follows for the dates indicated (in thousands):

	December 31,
	2004	2003
Credit facility	$—	$115,409
Term loan, net of unamortized discount of $8,129	210,309	—

Total debt	210,309	115,409
Less current maturities	(2,200)	—

Total long-term debt	$208,109	$115,409

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

As consideration for an amendment and waivers of non-compliance with certain covenants under our previous credit facility, on February 16, 2004 we issued warrants to the lender to purchase 750,000 shares of our common stock. The warrants were issued with an exercise price of $6.75 per share, had an expiration of February 16, 2009 and were accounted for as additional paid-in-capital. The warrants also included the right, under certain conditions, for us to repurchase all of the outstanding warrants for $750,000 prior to May 17, 2004, when the warrants became exercisable. On March 29, 2004, these warrants were repurchased for $750,000 and retired with a decrease to additional paid-in-capital.

The Term Loan was issued on March 29, 2004 at an average annual interest rate of 10.8%. The $150.0 million term loan bore interest at the base rate plus a margin of 7.5% or LIBOR (with a 2% floor) plus a margin of 8.5% at the election of ATP. The $35.0 million term loan bore interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at our election.

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.6 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million are being accreted over the life of the loan as additional interest expense.

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

Net proceeds from the additional borrowing were $18.4 million after the warrant repurchase and fees and expenses of $5.0 million. Of the $5.0 million, $4.9 million paid to the Lender was capitalized and is being amortized over the remaining life of the loan and $0.1 million of third party legal fees was expensed.

The terms of the Term Loan, as amended September 24, 2004, require us to maintain certain covenants. Capitalized terms are defined in the credit agreement for the Term Loan. The covenants include:

•	Current Ratio of 1.0/1.0;

•	Consolidated Net Debt to EBITDAX coverage ratio which is not greater than 3.25/1.0 through June 30, 2004 and 3.0/1.0 at each of the quarters ending thereafter;

•	Consolidated EBITDAX to Interest Expense which is not less than 2.5/1.0 for any four consecutive fiscal quarters commencing with the quarter ended June 30, 2004 and at each of the quarters ending thereafter;

•	Pre-tax PV10 of our Total Proved Developed Producing Oil and Gas Reserves to Net Debt of at least 0.5/1.0 at June 30 and December 31 of any fiscal year;

•	Pre-tax PV10 of our Total Proved Oil and Gas Reserves to Net Debt of at least 2.5/1.0 at June 30 and December 31 of any fiscal year;

•	Net Debt to Proved Developed Oil and Gas Reserves of less than $2.50/Mcfe at December 31, 2004 and at each of the years ending thereafter, and

•	the requirement to maintain hedges on no less than 40% of the next twelve months of forecasted production attributable to our proved producing reserves.

As of December 31, 2004, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

Recently Issued Accounting Pronouncements

See Note 3, “Recently Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

Contractual Obligations

We have various commitments primarily related to leases for office space, other property and equipment and other agreements. The following table summarizes certain contractual obligations at December 31, 2004 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$218,438	$2,200	$163,416	$52,822	$—
Interest on long-term debt (1)	68,686	20,053	48,633	—	—
Non-cancelable operating leases	4,117	640	1,811	1,017	649

Total contractual obligations	$291,241	$22,893	$213,860	$53,839	$649

(1)	Interest is based on rates and quarterly principal payments in effect at December 31, 2004.

Our liabilities also include asset retirement obligations ($4.9 million current and $20.0 million long-term) that represent the estimated fair value at December 31, 2004 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations is unknown because they are subject to, among other things, federal, state and local regulation and economic factors. See Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. Significant estimates include DD&A of proved oil and gas properties. Oil and gas reserve estimates, which are the basis for unit-of-production DD&A and the impairment analysis, are inherently imprecise and are expected to change as future information becomes available. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reported amounts.

Based on a critical assessment of our accounting policies discussed below and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements provide a meaningful and fair perspective of our company.

Oil and Gas Property Accounting

Oil and gas exploration and production companies may elect to account for their property costs using either the “successful efforts” or “full cost” accounting method. Under the successful efforts method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. Selection of the oil and gas accounting method can have a significant impact on a company’s financial results. We use the successful efforts method of accounting and generally pursue acquisitions and development of proved reserves as opposed to exploration activities.

Capitalized costs relating to producing properties are depleted on the units-of-production method. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves for depletion rates of leasehold, platform and pipeline costs. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depletion provisions. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are developed. Unproved properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties are transferred to proved oil and gas properties upon meeting SEC requirements and amortized on a unit of production.

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the units-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. Our Gulf of Mexico and Netherlands reserves quantities are prepared annually by independent petroleum engineers Ryder Scott Company, L.P. and our U.K. Sector – North Sea reserves are prepared annually by independent petroleum consultants RPS Troy Ikoda Limited. See the Supplemental Information (unaudited) in our consolidated financial statements for reserve data related to our properties.

Impairment Analysis

We perform an impairment analysis whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value.

Asset Retirement Obligations

We have significant obligations related to the plugging and abandonment of our oil and gas wells, dismantling our offshore production platforms, and the removal of equipment and facilities from leased acreage and returning such land to its original condition. SFAS 143 requires that we estimate the future cost of this obligation, discount it to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis. See Note 4, “Asset Retirement Obligations,” to the Consolidated Financial Statements.

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

Price Risk Management Activities

We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed price physical contracts and price swaps, which are generally placed with major financial institutions or with counter-parties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon oil and natural gas, which have a high degree of historical correlation with actual prices we receive. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded in oil and natural gas revenues. As of December 31, 2004, we had three derivative contracts in place that qualified as cash flow hedges.

Valuation of Deferred Tax Asset

We compute income taxes in accordance with SFAS 109. The standard requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

SFAS 109 provides for the weighing of positive and negative evidence in determining whether a deferred tax asset is recoverable. We have incurred net operating losses in 2003 and prior years. Relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are overshadowed by such history of losses. Delays in bringing properties on to production and development cost overruns in 2003 were also significant factors considered in evaluating our deferred tax asset valuation allowance. Accordingly, we established a valuation allowance of $33.6 million as of December 31, 2003. We achieved profitable operations in 2004; however the income generated in 2004 was not sufficient to overcome the negative evidence noted in the prior years.

Our valuation allowance decreased during 2004 by $2.7 million. This change was a result of an increase in deferred tax assets related to foreign operations of $1.6 million and a decrease in deferred tax assets related to domestic operations of $2.2 million. The change in the valuation allowance attributable to taxes recorded directly to shareholders’ equity was an increase of $0.3 million. Additionally, the gross deferred tax asset and valuation allowances have been changed by $2.4 million to reflect certain adjustments including those necessary to agree to tax returns as filed. See Note 10 “Income Taxes” to the Consolidated Financial Statements.

Stock Based Compensation

We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying stock on the date of grant. We have not yet adopted the recently issued SFAS No. 123R, “Share-Based Payment: an Amendment of FASB Statements No 123 and 95” (“SFAS 123R”) and are currently evaluating the expected impact that the adoption of this pronouncement will have on our consolidated financial position, results of operations and cash flows.

SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. See Note 3 “Recently Issued Accounting Pronouncements” to the Consolidated Financial Statements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the term loan. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our term loan is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under price sensitive or market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and gas sales when the associated production occurs. For derivatives designated as cash flow hedges, the unrecognized gains and losses are included as a component of other comprehensive income (loss) to the extent the hedge is effective. See Note 12 to the Consolidated Financial Statements for additional information. We do not hold or issue derivative instruments for trading purposes.

Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below the management’s estimated value of the estimated proved reserves at the then current oil and natural gas prices. We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements. During 2004, we hedged approximately 54% of our oil and natural gas production.

Item 8.	Financial Statements and Supplementary Data

The information required here is included in the report as set forth in the “Index to the Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of ATP annually considers and appoints ATP’s independent auditors. On April 16, 2004, the Audit Committee dismissed KPMG LLP (“KPMG”) as ATP’s independent auditors upon the conclusion of services related to the fiscal year ending December 31, 2003. KPMG served as ATP’s independent auditors since 1997. On April 19, 2004, the Audit Committee voted to engage Deloitte & Touche LLP to serve as ATP’s independent auditors for the fiscal year ending December 31, 2004. The appointment of Deloitte & Touche LLP was ratified by ATP’s shareholders at the 2004 Annual Meeting.

KPMG’s audit reports on ATP’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG’s audit reports on the consolidated financial statements of ATP as of and for the years ended December 31, 2003 and 2002, contained a separate paragraph stating that “As discussed in Note 3 to the financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations, and effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.” These changes were made and this explanatory language was included pursuant to the required adoption on January 1, 2003 of Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and the required adoption on January 1, 2001 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

During ATP’s two most recent fiscal years and through April 16, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on ATP’s consolidated financial statements for such years; and ATP did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on ATP’s consolidated financial statements.

Item 9a.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed on or before May 2, 2005. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

Except for the information relating to Executive Officers of the Registrant, which is included in Part 1, Item 4 of this Report, the information required by Item 10 of Form 10-K is incorporated herein by reference to the definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on June 8, 2005 (the “Proxy Statement”).

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

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated herein by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by Item 15 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

(a) (3) Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of ATP’s registration statement No. 333-46034 on Form S-1)

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 of ATP’s registration statement No. 333-46034 on Form S-1)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of ATP’s registration statement No. 333-46034 on Form S-1)

4.2	Warrant Shares Registration Rights Agreement dated as of February 16, 2004 by and between the Registrant and each of the Holders set forth on the execution pages thereof (incorporated by reference to Exhibit 4.1 of ATP’s Form 8-K filed on February 27, 2004)

4.3	Warrant dated as of February 16, 2004 by and between ATP Oil and Gas Corporation and Ableco Holding LLC (incorporated by reference to Exhibit 4.2 of ATP’s Form 8-K filed on February 27, 2004)

4.4	Warrant dated as of February 16, 2004 by and between ATP Oil & Gas Corporation and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 of ATP’s Form 8-K filed on February 27, 2004)

4.5	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP Oil & Gas Corporation and each of the Holders set forth on the execution pages thereof (incorporated by reference to Exhibit 4.5 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.6	Warrant Agreement dated as of March 29, 2004 by and among ATP Oil & Gas Corporation and the Holders from time to time of the warrants issued hereunder (incorporated by reference to Exhibit 4.6 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Gas Service Agreement, dated December 31, 1998, between American Citigas Company and ATP Energy, Inc. (incorporated by reference to Exhibit 10.6 of ATP’s registration statement No. 333-46034 on Form S-1)

10.2	Marketing & Natural Gas Purchase Agreement, dated December 1, 1998, between ATP Energy, Inc. and El Paso Energy Marketing Company (incorporated by reference to Exhibit 10.7 of ATP’s registration statement No. 333-46034 on Form S-1)

10.3	ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 of ATP’s registration statement No. 333-46034 on Form S-1)

10.4	First Amendment to the ATP Oil & Gas Corporation 1998 Stock Option Plan (incorporated by reference to Exhibit 10.10 of ATP’s registration statement No. 333-46034 on Form S-1)

10.5	ATP Oil & Gas Corporation 2000 Stock Plan (incorporated by reference to Exhibit 10.11 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.6	Note Purchase Agreement dated June 29, 2001 between ATP Oil & Gas Corporation and Aquila Energy Capital Corporation (incorporated by reference to Exhibit 10.3 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

10.7	Intercreditor and Subordination Agreement dated June 29, 2001, among ATP Oil & Gas Corporation, Aquila Energy Capital Corporation, BNP Paribas, as Agent, and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.4 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

10.8	Amended and Restated Credit Agreement dated July 31, 2002, among ATP Oil & Gas Corporation, Union Bank of California, N.A., as agent, Guaranty Bank, FSB, as Co-Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.9	First Amendment to Amended and Restated Credit Agreement dated May 12, 2003, among ATP Oil & Gas Corporation, Union Bank of California, N.A., as Agent, Guaranty Bank, FSB, as Co-Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)

10.10	Second Amended and Restated Financing Agreement dated August 13, 2003, among ATP Oil & Gas Corporation, Ableco Finance LLC, as agent, and Wells Fargo Foothill, Inc., as funding agent (incorporated by reference to Exhibit 10.1 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.11	First Amendment to the Second Amended and Restated Financing Agreement dated November 17, 2003, among ATP Oil & Gas Corporation, Ableco Finance LLC, as agent, and Wells Fargo Foothill, Inc. as funding agent (incorporated by reference to Exhibit 10.2 of ATP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.12	Second Amendment to the Second Amended and Restated Financing Agreement dated December, 2003, among ATP Oil & Gas Corporation, Ableco Finance LLC, as agent, and Wells Fargo Foothill, Inc. as funding agent (incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K filed on February 27, 2004)

10.13	Third Amendment to the Second Amended and Restated Financing Agreement dated February 16, 2004, among ATP Oil & Gas Corporation, Ableco Finance LLC, as agent, and Wells Fargo Foothill, Inc. as funding agent (incorporated by reference to Exhibit 10.2 of ATP’s Form 8-K filed on February 27, 2004)

10.14	Fourth Amendment to the Second Amended and Restated Financing Agreement dated March 10, 2004, among ATP Oil & Gas Corporation, Ableco Finance LLC, as agent, and Wells Fargo Foothill, Inc. as funding agent (incorporated by reference to Exhibit 10.14 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.15	First Lien Credit Agreement dated March 29, 2004, among ATP Oil & Gas Corporation and Credit Suisse First Boston, as administrative and funding agent (incorporated by reference to Exhibit 10.15 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.16	Second Lien Credit Agreement dated March 29, 2004, among ATP Oil & Gas Corporation and Credit Suisse First Boston, as administrative and funding agent (incorporated by reference to Exhibit 10.16 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.17	Intercreditor Agreement dated as of March 29, 2004 among ATP Oil & Gas Corporation and Credit Suisse First Boston, as first and second lien collateral agents (incorporated by reference to Exhibit 10.17 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.18	Amendment No. 1, Consent, Waiver and Agreement dated as of September 24, 2004 to the First Lien Agreement dated as of March 29, 2004, among ATP Oil & Gas Corporation, the Lenders, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K filed on September 30, 2004)

10.19	Amendment No. 1, Consent, Waiver and Agreement dated as of September 24, 2004 to the Second Lien Agreement dated as of March 29, 2004, among ATP Oil & Gas Corporation, the Lenders, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.2 of ATP’s Form 8-K filed on September 30, 2004)

10.20	Subscription and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K filed on December 3, 2004)

16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 of ATP’s Form 8-K filed on April 23, 2004)

21.1	Subsidiaries of ATP Oil & Gas Corporation (incorporated by reference to Exhibit 21.1 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2002)

*23.1	Consent of Deloitte Touche LLP

*23.2	Consent of KPMG LLP

*23.3	Consent of Ryder Scott Company

*23.4	Consent of RSP Troy-Ikoda Limited

*31.1	Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

*31.2	Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)

*32.1	Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)

*32.2	Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

*	Filed herewith

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on November 5, 2004, pursuant to Item 2.02, announcing its earnings results for the third quarter of 2004.

Current Report on Form 8-K filed on December 3, 2004, pursuant to Items 1.01 and 3.02, announcing the unregistered sale of equity securities.

Current Report on Form 8-K filed on March 18, 2004, pursuant to Item 2.02, announcing its earnings results for the fourth quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

By:	/s/ ALBERT L. REESE, JR.
Albert L. Reese, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2005.

Signature	Title

/s/ T. PAUL BULMAHN T. Paul Bulmahn	Chairman, President and Director (Principal Executive Officer)

/s/ ALBERT L. REESE, JR. Albert L. Reese, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ KEITH R. GODWIN Keith R. Godwin	Chief Accounting Officer (Principal Accounting Officer)

/s/ CHRIS A. BRISACK Chris A. Brisack	Director

/s/ ARTHUR H. DILLY Arthur H. Dilly	Director

/s/ GERARD J. SWONKE Gerard J. Swonke	Director

/s/ ROBERT C. THOMAS Robert C. Thomas	Director

/s/ WALTER WENDLANDT Walter Wendlandt	Director

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

All other financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

ATP Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheet of ATP Oil & Gas Corporation and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statement of operations, shareholders’ equity, comprehensive income (loss) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

Deloitte & Touche LLP

Houston, Texas

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

ATP Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheet of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

KPMG LLP

Houston, Texas

March 29, 2004

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$102,774	$4,564
Accounts receivable (net of allowance of $1,499 and $1,266)	36,991	15,874
Derivative asset	791	—
Other current assets	3,788	2,461

Total current assets	144,344	22,899

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	439,887	449,131
Unproved properties not subject to amortization	10,516	1,727

	450,403	450,858
Less: Accumulated depletion, impairment and amortization	(237,197)	(261,733)

Oil and gas properties, net	213,206	189,125

Furniture and fixtures (net of accumulated depreciation)	741	666
Other assets, net	13,856	4,995

Total assets	$372,147	$217,685

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$68,573	$63,054
Current maturities of long-term debt	2,200	—
Asset retirement obligation	4,925	6,102
Derivative liability	316	166

Total current liabilities	76,014	69,322
Long-term debt	208,109	115,409
Asset retirement obligation	19,998	15,005
Deferred revenue	741	926
Other long-term liabilities and deferred obligations	10,121	12,691

Total liabilities	314,983	213,353

Commitments and Contingencies
Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized	29	25
Additional paid in capital	140,628	92,277
Accumulated deficit	(88,759)	(90,115)
Accumulated other comprehensive income	6,177	3,056
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	57,164	4,332

Total liabilities and shareholders’ equity	$372,147	$217,685

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Oil and gas production	$116,123	$70,151	$80,017

Costs and operating expenses:
Lease operating expenses	19,531	17,173	16,764
Geological and geophysical expenses	997	1,358	154
General and administrative expenses	15,806	12,209	10,037
Credit facility expenses	1,850	1,990	250
Non-cash compensation expense	—	(39)	595
Depreciation, depletion and amortization	55,637	29,378	43,390
Impairment of oil and gas properties	—	11,670	6,844
Accretion expense	2,069	2,752	—
(Gain) loss on abandonment	(251)	4,973	—
Gain on disposition of properties	(6,011)	—	—
Loss on unsuccessful property acquisition	—	8,192	—
Other	400	—	—

	90,028	89,656	78,034

Income (loss) from operations	26,095	(19,505)	1,983

Other income (expense):
Interest income	627	52	73
Interest expense	(22,262)	(9,678)	(10,418)
Loss on extinguishment of debt	(3,326)	(3,352)	—
Other	280	2,244	1,081

	(24,681)	(10,734)	(9,264)

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,414	(30,239)	(7,281)
Income tax (expense) benefit	(58)	(21,224)	2,581

Income (loss) before cumulative effect of change in accounting principle	1,356	(51,463)	(4,700)
Cumulative effect of change in accounting principle, net of tax	—	662	—

Net income (loss)	$1,356	$(50,801)	$(4,700)

Basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(2.24)	$(0.23)
Cumulative effect of change in accounting principle, net of tax	—	0.03	—

Net income (loss) per common share	$0.05	$(2.21)	$(0.23)

Weighted average number of common shares:
Basic	24,944	22,975	20,315

Diluted	25,271	22,975	20,315

See accompanying notes to the consolidated financial statements.

F-5

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,356	$(50,801)	$(4,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation, depletion and amortization	55,637	29,378	43,390
Impairment of oil and gas properties	—	11,670	6,844
Gain on disposition of properties	(6,011)	—	—
Accretion of discount of asset retirement obligation	2,069	2,752	—
Amortization of deferred financing costs	2,471	1,395	1,429
Loss on extinguishment of debt	3,326	883	—
Deferred tax assets	—	21,224	(2,352)
Non-cash compensation expense	—	(39)	595
Cumulative effect of change in accounting principle	—	(662)	—
Ineffectiveness of cash flow hedges	190	300	279
Accrued interest and credit facility expenses	1,709	5,567	—
Other non-cash items	1,585	2,712	746
Changes in assets and liabilities –
Accounts receivable and other assets	(22,355)	9,775	(14,659)
Restricted cash	—	414	(414)
Derivative liability	(166)	(5,074)	5,926
Accounts payable and accruals	3,822	20,091	8,910
Other long-term assets	36	—	(1,525)
Other long-term liabilities and deferred obligations	(2,451)	1,424	6,829

Net cash provided by operating activities	41,218	51,009	51,298

Cash flows from investing activities:
Additions and acquisitions of oil and gas properties	(87,368)	(83,803)	(34,873)
Proceeds from disposition of properties	19,200	—	—
Additions to furniture and fixtures	(483)	(240)	(294)

Net cash used in investing activities	(68,651)	(84,043)	(35,167)

Cash flows from financing activities:
Net proceeds from secondary offering	53,066	10,879	—
Proceeds from long-term debt	262,000	127,168	1,000
Payments of long-term debt	(166,230)	(103,921)	(15,000)
Deferred financing costs	(13,502)	(3,827)	(495)
Repurchase of warrants	(12,311)	—	—
Other	2,675	355	14

Net cash provided by (used in) financing activities	125,698	30,654	(14,481)

Effect of exchange rate changes on cash	(55)	—	—

Increase (decrease) in cash and cash equivalents	98,210	(2,380)	1,650
Cash and cash equivalents, beginning of period	4,564	6,944	5,294

Cash and cash equivalents, end of period	$102,774	$4,564	$6,944

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$17,879	$3,187	$7,361

Cash paid during the year for income taxes	$150	$—	$—

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance, beginning of year	24,520	$25	20,322	$20	20,313	$20
Issuances of common stock
Secondary offering	4,000	4	4,000	4	—	—
Exercise of stock options	364	—	198	1	9	—

Balance, end of year	28,884	$29	24,520	$25	20,322	$20

Paid-in Capital
Balance, beginning of year		$92,277		$81,087		$80,478
Issuances of common stock
Secondary offering		53,062		10,875		—
Exercise of stock options		2,675		354		14
Value of warrants issued in connection with financings		4,925		—		—
Repurchase of warrants		(12,311)		—		—
Non-cash compensation expense		—		(39)		595

Balance, end of year		$140,628		$92,277		$81,087

Accumulated Deficit
Balance, beginning of year		$(90,115)		$(39,314)		$(34,614)
Net income (loss)		1,356		(50,801)		(4,700)

Balance, end of year		$(88,759)		$(90,115)		$(39,314)

Accumulated Other
Comprehensive Income (Loss)
Balance, beginning of year		$3,056		$(2,335)		$19
Other comprehensive income (loss)		3,121		5,391		(2,354)

Balance, end of year		$6,177		$3,056		$(2,335)

Treasury Stock
Balance, beginning of year	76	$(911)	76	$(911)	76	$(911)
Purchase of treasury stock	—	—	—	—	—	—

Balance, end of year	76	$(911)	76	$(911)	76	$(911)

Total Shareholders’ Equity		$57,164		$4,332		$38,547

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$1,356	$(50,801)	$(4,700)

Other comprehensive income (loss):
Reclassification adjustment for settled contracts, net of tax	1,055	(627)	627
Change in fair value of outstanding hedge positions, net of tax	(532)	3,651	(3,651)
Foreign currency translation adjustment	2,598	2,367	670

Other comprehensive income (loss)	3,121	5,391	(2,354)

Comprehensive income (loss)	$4,477	$(45,410)	$(7,054)

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

Organization

ATP Oil & Gas Corporation (“ATP”) was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea (the “North Sea”). We primarily focus our efforts on oil and natural gas properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and gas companies.

Basis of Presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries, ATP Energy, Inc. (ATP Energy), ATP Oil & Gas (UK) Limited and ATP Oil & Gas Netherlands (B.V.). All intercompany transactions are eliminated upon consolidation. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Note 2 — Summary of Significant Accounting Policies

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

Oil and Gas Producing Activities. We follow the “successful efforts” method of accounting for oil and gas properties. Under this method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

Capitalized costs relating to producing properties are depleted on the unit-of-production method. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves for depletion rates of leasehold, platform and pipeline costs. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the consolidated statements of operations.

We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

engineer’s estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. We recorded no impairments in 2004 and impairments of $11.7 million and $6.8 million for the years ended December 31, 2003 and 2002, respectively, primarily due to either depressed oil and natural gas prices, unfavorable operating performance or downward revisions of recoverable reserves or a combination of all.

Unproved oil and gas properties are assessed quarterly and any impairment in value is charged to impairment expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit of production basis. As of December 31, 2004, no impairments have been recorded on unproved properties.

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

Capitalized Interest. Interest costs during the development phase of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2003 and 2002, interest of $0.5 million and $0.3 million, respectively, was capitalized. No interest was capitalized in 2004.

Furniture and Fixtures. Furniture and fixtures consists of office furniture, computer hardware and software and leasehold improvements. Depreciation of furniture and fixtures is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

Other Assets. Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Debt financing costs	$13,466	$3,827
Spare parts inventory	2,126	1,762
Other	51	10

	15,643	5,599
Accumulated amortization	(1,787)	(604)

	$13,856	$4,995

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition. We use the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which are generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in the our supplemental oil and gas disclosures. If our excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet.

Concentration of Credit Risk. We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit.

Major Customers. We sell a portion of our oil and gas to end users through various gas marketing companies. For the year ended December 31, 2004, revenues from four purchasers accounted for 35%, 21%, 17% and 15%, respectively, of oil and gas production revenues. For the year ended December 31, 2003, revenues from four purchasers accounted for 36%, 35%, 15% and 11%, respectively, of oil and gas production revenues. For the year ended December 31, 2002, revenues from four purchasers accounted for 34%, 26% 14% and 14%, respectively, of oil and gas production revenues. Percentages are calculated on oil and gas revenues before any effects of price risk management activities.

Translation of Foreign Currencies. The local currency is the functional currency for our foreign subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders’ equity. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity.

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

Comprehensive Income (Loss). Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to shareholders’ equity. In 2004, comprehensive income was $4.5 million. In 2003 and 2002, comprehensive loss was $45.4 million and $7.1 million, respectively.

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS 148 (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) before cumulative effect of change in accounting principle, as reported	$1,356	$(51,463)	$(4,700)
Add: Stock based employee compensation expense included in reported net loss, determined under APB 25, net of related tax effects	—	(26)	387
Deduct: Total stock based employee compensation Expense determined under fair value for all awards, net of related tax effects	(51)	(1,013)	(2,673)

Pro forma net income (loss) before cumulative effect of change in accounting principle	$1,305	$(52,502)	$(6,986)

Earnings (loss) per share:
Basic and diluted – as reported	$0.05	$(2.24)	$(0.23)
Basic and diluted – pro forma	$0.05	$(2.29)	$(0.34)

See Note 3 “Recently Issued Accounting Pronouncements” below regarding the impact of the adoption of SFAS No. 123R “Share-Based Payment: an Amendment of FASB Statements No 123 and 95” (“SFAS 123R”).

Fair Value of Financial Instruments. For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. Bank debt is variable rate debt and as such, approximates fair values, as interest rates are variable based on prevailing market rates.

Derivative instruments. From time to time, we utilize options, swaps and collars to manage our commodity price risk. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value, to the extent effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss, such as time value for option contracts, is recognized immediately in earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an Amendment of FASB Statements No 123 and 95” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some our employees and directors under our 2000 plan at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the expected impact that the adoption of SFAS 123R will have on our consolidated financial position, results of operations and cash flows and will adopt the provisions in 2005.

Also in December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS 153 is effective for nonmonetary transactions entered into on or after July 1, 2005. We are evaluating the impact of this statement, but adoption of this new accounting standard in 2005 is not expected to have a material impact on our financial condition, results of operations or cash flows.

The FASB has recently issued Proposed FASB Staff Position No 19-A, Accounting for Suspended Well Costs (“FSP 19-A”). If adopted as proposed, FSP 19-A will amend SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS 19”) to provide that in those situations where exploration drilling has been completed and oil and gas reserves have been found, but such reserves cannot be classified as proved when drilling is complete, the drilling costs may be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either of the criteria is not met, the well is assumed to be impaired and the costs charged to expense. Any well which has not found reserves is charged to expense. Management believes that no adjustment would have been required as of the beginning of and for each of the three years in the period ended December 31, 2004, from the application of the proposed FSP 19-A.

Note 4 — Asset Retirement Obligations

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2004 and 2003 is as follows (in thousands):

	December 31,
	2004	2003
Asset retirement obligation, beginning of period	$21,107	$—
Liabilities upon adoption of SFAS 143 on January 1, 2003	—	23,135
Liabilities incurred	3,239	1,392
Liabilities settled	(1,185)	(12,170)
Accretion expense	2,069	2,752
Foreign currency translation	704	—
Loss on abandonment	—	4,973
Change in estimate	—	1,025
Liabilities settled – assets sold	(1,011)	—

Asset retirement obligation, end of period	$24,923	$21,107

If SFAS 143 had been applied during the year ended December 31, 2002, on a pro forma basis our reported net loss for such year would have decreased by $0.3 million, or $0.01 per share (basic and diluted).

Note 5 — Acquisitions and Dispositions

Gulf of Mexico

During 2004, we acquired interests in five other blocks for approximately $1.2 million. All of the blocks, three of which are contiguous to an existing producing lease, do not currently meet the definition of proved reserves; however; previous drilling on three of the blocks indicated that the reservoirs contained commercially productive quantities of oil and gas. The cost of these unproved properties is included in oil and gas properties at December 31, 2004.

In 2004, we sold 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.5 million and recognized a gain of $6.0 million. Developing projects to a value creation point and then selling or bringing in partners on a promoted basis during the high capital development phase is a technique we have used. We may use a similar approach in the future for other Gulf of Mexico and North Sea projects.

U.K. Sector - North Sea

In January 2004, we completed a successful sidetrack of the Helvellyn well and on February 10, 2004, the well was placed on production. In February 2004, we were awarded Blocks 2/10b and 3/11b by the U.K. Department of Trade and Industry (“DTI”) and in an out-of-round award, we were awarded a third block, Block 2/15a. These three blocks comprise the Cheviot field, which contain several undeveloped oil and gas discoveries. We received a 100% working interest and are the operator of the field.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt

Long-term debt consisted of the following balances (in thousands):

	December 31,
	2004	2003
Credit facility	$—	$115,409
Term loan, net of unamortized discount of $8,129	210,309	—

Total debt	210,309	115,409
Less current maturities	(2,200)	—

Total long-term debt	$208,109	$115,409

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

In connection with the issuance of the Term Loan, we paid fees and expenses of $8.6 million and granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million are being accreted over the life of the loan as additional interest expense.

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

The terms of the Term Loan, as amended September 24, 2004, require us to maintain certain covenants. Capitalized terms are defined in the credit agreement for the Term Loan. The covenants include:

•	Current Ratio of 1.0/1.0;

•	Consolidated Net Debt to EBITDAX coverage ratio which is not greater than 3.25/1.0 through June 30, 2004 and 3.0/1.0 at each of the quarters ending thereafter;

•	Consolidated EBITDAX to Interest Expense which is not less than 2.5/1.0 for any four consecutive fiscal quarters commencing with the quarter ended June 30, 2004 and at each of the quarters ending thereafter;

•	Pre-tax PV10 of our Total Proved Developed Producing Oil and Gas Reserves to Net Debt of at least 0.5/1.0 at June 30 and December 31 of any fiscal year;

•	Pre-tax PV10 of our Total Proved Oil and Gas Reserves to Net Debt of at least 2.5/1.0 at June 30 and December 31 of any fiscal year;

•	Net Debt to Proved Developed Oil and Gas Reserves of less than $2.50/Mcfe at December 31, 2004 and at each of the years ending thereafter, and

•	the requirement to maintain hedges on no less than 40% of the next twelve months of forecasted production attributable to our proved producing reserves.

As of December 31, 2004, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Equity

Preferred Stock

At December 31, 2004, we had 10,000,000 shares authorized and none issued.

Common Stock

On December 1, 2004, we completed a private placement of four million shares of common stock to accredited investors for a total consideration of $56.0 million and received net proceeds of $53.1 million after placement fees and expenses. On February 14, 2005, our registration statement on Form S-3 relating to the resale of these shares became effective.

At December 31, 2004, we had 100,000,000 shares authorized, 28,959,701 shares issued, 28,883,861 shares outstanding and 75,840 shares in treasury. At December 31, 2003, we had 100,000,000 shares authorized, 24,596,196 shares issued, 24,520,356 shares outstanding and 75,840 shares in treasury.

Warrants

At December 31, 2004, we had 525,499 warrants outstanding to purchase common stock at $7.25 which expire in March 2010.

Note 8 — Stock and Other Compensation Plans

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

The following table is a summary of stock option activity:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,425,244	$8.96	1,685,147	$8.29	1,637,809	$8.52
Granted	24,000	13.22	50,929	4.53	86,500	3.43
Exercised	(363,505)	7.36	(198,189)	1.79	(9,519)	1.43
Forfeited	(66,000)	9.53	(112,643)	9.63	(29,643)	9.09

Outstanding at end of year	1,019,739	$9.59	1,425,244	$8.96	1,685,147	$8.29

Exercisable at end of year	734,864	$9.28	805,244	$8.05	563,344	$6.76

Weighted average fair value of options granted during the year	$4.84		$2.63		$1.74

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about all stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.40 - $ 3.85	230,239	1.5 Years	$3.64	201,489	$3.66
$ 5.73 - $ 6.40	34,000	4.0 Years	6.28	6,000	6.24
$11.24 - $12.17	722,500	1.9 Years	11.36	507,375	11.37
$14.00 - $18.54	33,000	2.6 Years	15.79	20,000	14.00

$ 1.40 - $18.54	1,019,739	1.9 Years	$9.59	734,864	$9.28

We have elected to follow APB 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense, except as specifically described below, has been recognized for employee stock option plans. The pro forma effect on net income and earnings per share in 2004, 2003 and 2002, had we applied the fair-value-recognition provisions of SFAS 123, are shown in Note 2.

The fair values of options granted during the years 2004, 2003 and 2002 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002: stock price volatility of 59.1% 83.9% and 92.8%, respectively; risk free interest rate of 2.6%, 1.9% and 2.8%, respectively; zero dividend yield; and an expected life 2.5 years.

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

We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Our matching contributions to the plan were approximately $157,000, $106,000 and $97,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

We also have a defined contribution plan for our U.K. employees. We currently contribute 4% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.) and to U.K. rules on taxation. For the years ended December 31, 2004, 2003 and 2002, we contributed approximately $20,200, $21,300 and $15,500, respectively.

Note 9 — Earnings Per Share

Basic earnings per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) available to common shareholders	$1,356	$(50,801)	$(4,700)

Weighted average shares outstanding – basic	24,944	22,975	20,315
Effect of dilutive securities – stock options	231	—	—
Effect of dilutive securities – warrants	96	—	—

Weighted average shares outstanding – diluted	25,271	22,975	20,315

Net income (loss) per common share – basic and diluted	$0.05	$(2.21)	$(0.23)

Note 10 — Income Taxes

The (expense) benefit for income taxes before cumulative effect of change in accounting principle consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$(29)	$—	$229
Foreign	(29)	—	—

	(58)	—	229

Deferred:
Federal	(4,561)	9,594	2,352
Foreign	1,568	2,828	—

	(2,993)	12,422	2,352

Valuation allowance	2,993	(33,646)	—

(Expense) benefit for income taxes before cumulative effect of change in accounting principle	$(58)	$(21,224)	$2,581

The income (loss) before income taxes and the cumulative effect of change in accounting principle consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$6,027	$(26,320)	$(4,889)
Foreign	(4,613)	(3,919)	(2,392)

	$1,414	$(30,239)	$(7,281)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.00%	(35.00)%	(35.00)%
Nondeductible and other	(3.45)	0.02	(0.39)
Foreign operations	12.92	(6.08)	—
Valuation allowance	(40.37)	111.27	—

	4.10%	70.21%	(35.39)%

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$36,633	$30,564
AMT credit	29	—
Unrealized book losses	—	2,468
Stock based compensation expense	661	1,121
Foreign equity in subsidiary	—	2,503
Foreign operations	16,372	14,225
Other	732	831

Total gross deferred tax assets	54,427	51,712
Less valuation allowance	(30,958)	(33,646)

Net deferred tax asset	23,469	18,066

Deferred tax liabilities:
Fixed asset basis differences	(10,068)	(2,812)
Asset retirement obligations	(1,505)	(3,857)
Foreign operations	(11,896)	(11,397)

Total gross deferred tax liabilities	(23,469)	(18,066)

Net deferred tax asset	$—	$—

Upon adoption of SFAS 143 on January 1, 2003, we recorded a cumulative effect of change in accounting principle of $0.7 million, after taxes of $0.3 million.

We compute income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The standard requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

In 2003, we recorded an income tax expense of $21.2 million primarily due to us recording a valuation allowance of $33.6 million against our deferred tax asset as required by SFAS 109. SFAS 109 provides for the weighing of positive and negative evidence in determining whether a deferred tax asset is recoverable. While we recorded net income in 2004, we have incurred net operating losses in 2003 and prior consecutive years. Relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are overshadowed by such history of losses. Delays in bringing properties on to production and development cost overruns in 2003 were also significant factors considered in evaluating our deferred tax asset valuation allowance. Although we achieved profitable operations in 2004; the income generated during the year was not sufficient to overcome the negative evidence noted in the prior years.

Our valuation allowance decreased during 2004 by $2.7 million. This change was a result of an increase in deferred tax assets related to foreign operations of $1.6 million and a decrease in deferred tax assets related to domestic operations of $2.2 million. The change in the valuation allowance attributable to taxes recorded directly to shareholders’ equity was an increase of $0.3 million. Additionally, the gross deferred tax asset and valuation allowances have been changed by $2.4 million to reflect certain adjustments including those necessary to agree to tax returns as filed.

At December 31, 2004, 2003 and 2002, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $104.7 million, $87.3 million, and $55.9 million respectively, which are available to offset future federal taxable income through 2024.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies

Operating Leases

We have commitments under an operating lease agreement for office space. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $0.7 million, $0.6 million and $0.5 million respectively. At December 31, 2004, the future minimum rental payments due under the lease are as follows (in thousands):

2005	$640
2006	621
2007	606
2008	584
2009	583
Thereafter	1,083

Total	$4,117

Contingencies

In 2001 we purchased three properties in the U.K. Sector—North Sea. In accordance with the purchase agreement, we also committed to pay future consideration contingent upon the successful development and operation of the properties. The contingent consideration for each property includes amounts to be paid upon achieving first commercial production and upon achieving designated cumulative production levels. The first threshold of initial commercial production was achieved in 2004 on one property and such related contingent consideration was paid and capitalized as acquisition costs. Upon achievement of the second threshold for the one property, the remaining contingent consideration will be accrued and capitalized at that time. Future development is planned on the other two properties and when they reach their respective thresholds, the appropriate consideration will be recorded.

In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector - North Sea. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state. In April 2003, we received €7.4 million from the partner related to development costs on this block. We agreed to develop the property within 60 months from receipt of the funds or return the funds with interest if commercial production is not achieved at the expiration of such time. At December 31, 2004 and 2003, the U.S recorded balance is reflected as a long-term liability of $10.2 million and $9.2 million, respectively, in the financial statements.

Litigation

During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved for $8.2 million. We recorded a charge to income in the fourth quarter of 2003 and paid the amount in the first quarter of 2004. The Court dismissed the lawsuit on April 16, 2004.

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

Note 12 — Derivative Instruments and Price Risk Management Activities

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

We occasionally use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility. These instruments may take the form of futures contracts, swaps or options. A put option requires us to pay the counterparty the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed floor price over the floating market price. The costs to purchase put options are amortized over the option period.

At December 31, 2004, Accumulated Other Comprehensive Income included $0.5 million of unrealized gains on our cash flow hedges. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues. All of this deferred gain will be reversed during the period in which the forecasted transactions actually occur. At December 31, 2003, we had no derivatives in place that were designated as cash flow hedges.

At December 31, 2004, we had three natural gas derivatives that qualified as cash flow hedges with respect to our future natural gas production as follows:

Area	Period	Type	Volumes	Average Price	Floor Price	Net Fair Value Asset (Liability)
			(MMBtu)	($ per MMBtu)		($ in thousands)
Gulf of Mexico	2005	Swap	600,000	5.62	—	(316)
Gulf of Mexico	2005	Put	856,000	—	5.01	172
North Sea	2005	Swap	270,000	8.03	—	619

During the third quarter of 2004, we entered into a cash flow hedge of our U.K. production at a price of £0.446 per therm. The net fair value asset has been translated at the December 31, 2004 translation rate of $1.9266 to £1.0. In January 2005, we entered into additional hedges in the form of fixed forward sales of our gas production in the Gulf of Mexico. As a result of the new hedges, the swap used to hedge production in the North Sea was liquidated.

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, we had fixed-price contracts in place for the following oil and gas volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2005	4,820,000	5.53
Oil (Bbl):
2005	382,750	39.64

(1)	Includes the effect of basis differentials.

Thus far, in 2005 we have entered into the following fixed-price contracts:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2005	4,064,000	6.89
2006	1,710,000	7.40
Oil (Bbl):
2005	55,000	50.45
2006	300,500	47.96

(1)	Includes the effect of basis differentials.

Also in 2005, we entered into a cash flow hedge of our U.K. production at a price of £0.56 per therm.

Note 13 — ATP Energy Gas Purchase Transaction

ATP Energy entered an agreement in December 1998 with American Citigas Company (“American Citigas”) to purchase gas over a ten-year period commencing January 1999. The amount of gas to be purchased was 9,000 MMBtu per day for the first year and 5,000 MMBtu per day for years two through ten. The contract requires ATP Energy to purchase on a monthly basis the gas at a premium of approximately $2.50 per MMBtu to the Gas Daily Henry Hub Index. American Citigas is required to reimburse ATP Energy on a monthly basis for a portion of this premium during the term of the contract. This portion of the reimbursement is accomplished by a note receivable in favor of ATP. The note receivable bears interest at 6% and has monthly payments of approximately $0.4 million until January 2009. The balance of the note receivable at December 31, 2004 and 2003 was $16.4 million and $19.8 million, respectively. At December 31, 2004 and 2003, the present value of the remaining premium payments to be made by ATP Energy, using a discount rate of 6%, was $16.0 million and $19.5 million, respectively. The note receivable and the premium payable to American Citigas have been offset in the consolidated financial statements in accordance with the prescribed accounting in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. The aggregate amount of premium payments to be paid by ATP Energy over the term of the contract is approximately $49.0 million and the aggregate amount of payments to be paid to ATP Energy over the term of the note is approximately $45.0 million. At December 31, 2004 the remaining premium to be paid was $18.17 million, which will be reimbursed by the monthly reimbursement from American Citigas and the remaining deferred obligation discussed below. The terms provide for the immediate termination of the agreement upon non-performance by American Citigas. ATP Energy sells to a third party an identical quantity of natural gas at the Gas Daily Henry Hub index price less $0.015. This contract is on a month-to-month basis.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATP Energy received $6.0 million in connection with these transactions, of which $2.0 million was recorded as deferred revenue and $4.0 million was recorded as deferred obligations. The deferred revenue amount of $2.0 million is a non-refundable fee received by ATP Energy and is recognized into income as earned over the life of the contract. At December 31, 2004 and 2003, the deferred revenue amount was $0.7 million and $0.9 million, respectively. The deferred obligation amount of $4.0 million represented the difference between the premium we agreed to pay for natural gas under the American Citigas contract and the obligation of American Citigas to partially reimburse us for such premium. Any deferred obligation amount not utilized is refundable if the contract is terminated. The transaction is structured with American Citigas such that there is no financial impact to ATP Energy associated with the premium paid and reimbursement received other than the $2.0 million realized by ATP Energy. The premium we pay to American Citigas will be approximately the same as the reimbursement obligation for the remainder of the contract. ATP Energy entered into the transactions to earn the fee for agreeing to market the volumes of natural gas specified in the American Citigas contract.

Note 14 — Segment Information

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We manage our business and identify our segments based on geographic areas. We have two reportable segments: our operations in the Gulf of Mexico and our operations in the North Sea. Both of these segments involve oil and gas producing activities. Certain financial information regarding our segments for 2004, 2003 and 2002 is as follows (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Revenues	$98,236	$17,887	$116,123
Depreciation, depletion and amortization	41,020	14,617	55,637
Income (loss) from operations	30,875	(4,780)	26,095
Additions to oil and gas properties	78,521	8,847	87,368
Total assets	317,043	55,104	372,147
2003
Revenues	$70,151	$—	$70,151
Depreciation, depletion and amortization	29,185	193	29,378
Impairment of oil and gas properties	11,670	—	11,670
Loss from operations	(15,564)	(3,941)	(19,505)
Additions to oil and gas properties	59,105	24,698	83,803
Total assets	161,041	56,644	217,685
2002
Revenues	$80,017	$—	$80,017
Depreciation, depletion and amortization	43,292	98	43,390
Impairment of oil and gas properties	6,844	—	6,844
Income (loss) from operations	4,409	(2,426)	1,983
Additions to oil and gas properties	18,520	16,353	34,873
Total assets	144,069	37,986	182,055

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$24,011	$32,879	$26,306	$32,927
Costs and expenses	19,353	20,231	19,689	30,755
Income (loss) from operations	4,658	12,648	6,617	2,172
Net income (loss)	(2,393)	6,926	597	(3,774)
Net income (loss) per common share:
Basic and diluted (1)	$(0.10)	$0.28	$0.02	$(0.14)
2003
Revenues	$20,441	$18,540	$17,179	$13,991
Costs and expenses	15,445	16,667	27,775	29,769 (2)
Income (loss) from operations	4,996	1,873	(10,596)	(15,778)
Net income (loss)	2,398	431	(14,994)	(38,636)
Net income (loss) per common share:
Basic and diluted (1)	$0.12	$0.02	$(0.61)	$(1.58)

(1)	The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding.

(2)	Includes impairment charges of $10.6 million during the third quarter for two properties and $1.0 million during the fourth quarter for four properties (See Note 2).

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves and Related Financial Data (Unaudited)

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the years ended December 31, 2004, 2003 and 2002.

	Gulf of Mexico	North Sea	Total
2004
Property acquisition costs:
Unproved	$1,192	$—	$1,192
Development costs	65,667	8,847	74,514
Exploratory costs	11,662	—	11,662

Oil and gas expenditures	78,521	8,847	87,368
Asset retirement costs	2,935	—	2,935
Gain on abandonment	(251)	—	(251)

	81,205	8,847	90,052

2003
Property acquisition costs:
Unproved	$769	$—	$769
Proved	1,163	—	1,163
Development costs	57,173	24,698	81,871

Oil and gas expenditures	59,105	24,698	83,803
Asset retirement costs (1)	14,182	2,358	16,540
Loss on abandonment	4,973	—	4,973

	78,260	27,056	105,316

2002
Property acquisition costs:
Unproved	$959	$—	$959
Development costs	17,561	16,353	33,914

	$18,520	$16,353	$34,873

(1)	This amount includes $15.4 million of asset retirement costs as a result of implementation of SFAS 143 on January 1, 2003.

Oil and Natural Gas Reserves

Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

Gulf of Mexico reserves quantities as well as certain information regarding future production and discounted cash flows were prepared by independent petroleum engineers Ryder Scott Company, L.P. for all years presented. Ryder Scott Company, L.P. also prepared such information for our 2004 and 2003 reserves in the Dutch Sector – North Sea. Reserves quantities as well as certain information regarding future production and discounted cash flows for the U.K. Sector – North Sea were prepared by independent petroleum consultants RPS Troy Ikoda Limited for all years presented.

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth our net proved oil and gas reserves at December 31, 2001, 2002, 2003 and 2004 and the changes in net proved oil and gas reserves for the years ended December 31, 2002, 2003 and 2004:

	Natural Gas (MMcf)			Oil, Condensate and Natural Gas Liquids (MBbls)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Reserves at
December 31, 2001	113,880	80,629	194,509	6,753	—	6,753
Revisions of previous estimates	1,594	9,314	10,908	441	—	441
Purchase of properties	4,696	20,272	24,968	—	—	—
Disposition of properties	—	(17,115)	(17,115)	—	—	—
Production	(17,732)	—	(17,732)	(1,454)	—	(1,454)

Proved Reserves at
December 31, 2002	102,438	93,100	195,538	5,740	—	5,740
Revisions of previous estimates	(6,311)	1,640	(4,671)	(106)	—	(106)
Purchase of properties	51,527	6,292	57,819	7,609	2	7,611
Disposition of properties	(6,779)	—	(6,779)	(258)	—	(258)
Production	(10,842)	—	(10,842)	(1,042)	—	(1,042)

Proved Reserves at
December 31, 2003	130,033	101,032	231,065	11,943	2	11,945
Revisions of previous estimates	83	(2,062)	(1,979)	901	—	901
Extensions and discoveries	2,002	—	2,002	7	—	7
Disposition of properties	(8,044)	—	(8,044)	(419)	—	(419)
Production	(13,347)	(4,468)	(17,815)	(766)	—	(766)

Proved Reserves at
December 31, 2004	110,727	94,502	205,229	11,666	2	11,668

	Natural Gas (MMcf)			Oil and Condensate (MBbls)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Developed Reserves at
December 31, 2001	56,704	—	56,704	3,115	—	3,115
December 31, 2002	34,068	—	34,068	2,318	—	2,318
December 31, 2003	30,062	15,740	45,802	1,697	—	1,697
December 31, 2004	37,876	9,210	47,086	2,222	—	2,222

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Future cash inflows	$1,142,853	$500,755	$1,643,608
Future operating expenses	(161,795)	(91,477)	(253,272)
Future development costs	(272,317)	(142,340)	(414,657)

Future net cash flows	708,741	266,938	975,679
Future income taxes	(200,084)	(81,755)	(281,839)

Future net cash flows, after income taxes	508,657	185,183	693,840
10% annual discount per annum	(126,838)	(46,719)	(173,557)

Standardized measure of discounted future net cash flows	$381,819	$138,464	$520,283

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

	Gulf of Mexico	North Sea	Total
2003
Future cash inflows	$1,183,743	$497,739	$1,681,482
Future operating expenses	(140,113)	(85,041)	(225,154)
Future development costs	(267,150)	(132,973)	(400,123)

Future net cash flows	776,480	279,725	1,056,205
Future income taxes	(227,880)	(95,066)	(322,946)

Future net cash flows, after income taxes	548,600	184,659	733,259
10% annual discount per annum	(139,210)	(46,997)	(186,207)

Standardized measure of discounted future net cash flows	$409,390	$137,662	$547,052

2002
Future cash inflows	$649,927	$205,629	$855,556
Future operating expenses	(69,215)	(78,131)	(147,346)
Future development costs	(128,803)	(109,510)	(238,313)

Future net cash flows	451,909	17,988	469,897
Future income taxes	(129,435)	(929)	(130,364)

Future net cash flows, after income taxes	322,474	17,059	339,533
10% annual discount per annum	(74,770)	(5,870)	(80,640)

Standardized measure of discounted future net cash flows	$247,704	$11,189	$258,893

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

The following base prices were used in determining the standardized measure as of:

	Natural Gas			Oil and condensate
	Gulf of Mexico	U.K. Sector North Sea	Dutch Sector North Sea	Gulf of Mexico	U.K. Sector North Sea	Dutch Sector North Sea
December 31, 2002	$4.740	$2.200	$—	$31.23	$—	$—
December 31, 2003	5.965	5.160	4.160	32.55	—	30.00
December 31, 2004	6.180	5.509	4.950	43.46	—	40.02

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

Changes in Standardized Measure

Changes in standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Beginning of year	$409,390	$137,662	$547,052

Sales of oil and gas, net of production costs	(83,636)	(14,156)	(97,792)
Net changes in income taxes	19,431	2,705	22,136
Net changes in price and production costs	63,623	13,937	77,560
Revisions of quantity estimates	22,068	(6,366)	15,702
Extensions and discoveries	10,503	—	10,503
Accretion of discount	57,472	19,930	77,402
Development costs incurred	37,513	1,779	39,292
Changes in estimated future development costs	(43,302)	(8,242)	(51,544)
Sales of minerals-in-place	(34,328)	—	(34,328)
Changes in production rates, timing and other	(76,915)	(8,785)	(85,700)

	(27,571)	802	(26,769)

End of year	$381,819	$138,464	$520,283

2003
Beginning of year	$247,704	$11,189	$258,893

Sales of oil and gas, net of production costs	(64,664)	—	(64,664)
Net changes in income taxes	(69,396)	(61,129)	(130,525)
Net changes in price and production costs	112,261	168,317	280,578
Revisions of quantity estimates	(27,612)	4,426	(23,186)
Accretion of discount	34,364	1,170	35,534
Development costs incurred	42,750	5,365	48,115
Changes in estimated future development costs	(18,885)	(9,940)	(28,825)
Purchases of minerals-in-place	212,623	2,007	214,630
Sales of minerals-in-place	(17,966)	—	(17,966)
Changes in production rates, timing and other	(41,789)	16,257	(25,532)

	161,686	126,473	288,159

End of year	$409,390	$137,662	$547,052

2002
Beginning of year	$172,916	$39,748	$212,664

Sales of oil and gas, net of production costs	(72,658)	—	(72,658)
Net changes in income taxes	(68,837)	24,007	(44,830)
Net changes in price and production costs	192,111	(30,166)	161,945
Revisions of quantity estimates	13,666	10,893	24,559
Accretion of discount	20,001	6,427	26,428
Development costs incurred	13,163	14,413	27,576
Changes in estimated future development costs	(23,508)	(10,670)	(34,178)
Purchases of minerals-in-place	8,252	662	8,914
Sales of minerals-in-place	—	(13,664)	(13,664)
Changes in production rates, timing and other	(7,402)	(30,461)	(37,863)

	74,788	(28,559)	46,229

End of year	$247,704	$11,189	$258,893

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after-tax basis.

Capitalized Costs Related to Oil and Gas Producing Activities

The following table summarizes capitalized costs related to our oil and gas operations (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Oil and gas properties:
Unproved	$8,063	$2,453	$10,516
Proved	381,004	58,883	439,887
Accumulated depletion, impairment and amortization	(221,996)	(15,201)	(237,197)

	$167,071	$46,135	$213,206

2003
Oil and gas properties:
Unproved	$1,727	$—	$1,727
Proved	401,027	48,104	449,131
Accumulated depletion, impairment and amortization	(261,733)	—	(261,733)

	$141,021	$48,104	$189,125

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax expense was determined by applying the statutory rates to pretax operating results (in thousands).

	Gulf of Mexico	North Sea	Total
2004
Revenues from oil and gas producing activities	$99,334	$17,887	$117,221
Production costs and other	(16,239)	(4,289)	(20,528)
Depreciation, depletion, amortization and accretion	(42,592)	(15,114)	(57,706)
Income tax (expense) benefit	(14,176)	440	(13,736)

Results of operations from producing activities (excluding corporate overhead and interest costs	$26,327	$(1,076)	$25,251

2003
Revenues from oil and gas producing activities	$81,800	$—	$81,800
Production costs and other	(17,511)	(1,020)	(18,531)
Depreciation, depletion, amortization and accretion	(31,553)	(577)	(32,130)
Impairment of oil and gas properties	(11,670)	—	(11,670)
Income tax (expense) benefit	(7,373)	463	(6,910)

Results of operations from producing activities (excluding corporate overhead and interest costs	$13,693	$(1,134)	$12,559

2002
Revenues from oil and gas producing activities	$88,151	$—	$88,151
Production costs and other	(16,764)	(154)	(16,918)
Depreciation, depletion and amortization	(43,292)	(98)	(43,390)
Impairment of oil and gas properties	(6,844)	—	(6,844)
Income tax (expense) benefit	(7,438)	73	(7,365)

Results of operations from producing activities (excluding corporate overhead and interest costs	$13,813	$(179)	$13,634

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2004

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2004
Allowance for doubtful accounts	$1,266	$279	$(46)	$—	$1,499
Valuation allowance on deferred tax assets	33,646	(2,993)	305	—	30,958

2003
Allowance for doubtful accounts	$1,266	$—	$—	$—	$1,266
Valuation allowance on deferred tax assets	—	33,646	—	—	33,646

2002
Allowance for doubtful accounts	$1,423	$(86)	$(71)	$—	$1,266

S-1