Form 10-K/A
period 2004-12-31
ATP OIL & GAS CORP
filed 2005-04-29
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32261

ATP Oil & Gas Corporation

(Exact name of registrant as specified in its charter)

Texas	76-0362774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $94,935,548. The number of shares of the Registrant’s common stock outstanding as of March 25, 2005 was 28,966,358.

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), ATP Oil & Gas Corporation Corporation (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

Item 9a. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

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

    Management’s Report on Internal Control Over Financial Reporting

Management of ATP Oil & Gas Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on April 29, 2005, management concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATP Oil & Gas Corporation

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ATP Oil & Gas Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 31, 2005, expressed an unqualified opinion on these financial statements.

Deloitte & Touche, LLP

Houston, Texas

April 29, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules

None

(a) (3) Exhibits

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

*31.2	Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)

*32.1	Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)

*32.2	Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

Date: April 29, 2005	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer