Form 10-Q
period 2005-03-31
ATP OIL & GAS CORP
filed 2005-05-10
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

The number of shares outstanding of Registrant’s common stock, par value $0.001, as of May 6, 2005, was 28,975,890.

ATP OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Current assets
Cash and cash equivalents	$70,784	$102,774
Accounts receivable (net of allowance of $1,499)	44,175	36,991
Derivative asset	5	791
Other current assets	6,065	3,788

Total current assets	121,029	144,344

Oil and gas properties (using the successful efforts method of accounting)
Proved properties	479,751	439,887
Unproved properties	11,104	10,516

	490,855	450,403
Less: Accumulated depletion, impairment and amortization	(257,207)	(237,197)

Oil and gas properties, net	233,648	213,206

Furniture and fixtures (net of accumulated depreciation)	808	741
Other assets, net	13,092	13,856

Total assets	$368,577	$372,147

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accruals	$65,313	$68,573
Current maturities of long term debt	2,200	2,200
Asset retirement obligation	5,170	4,925
Derivative liability	369	316

Total current liabilities	73,052	76,014

Long-term debt	208,086	208,109
Asset retirement obligation	19,893	19,998
Deferred revenue	695	741
Other long-term liabilities and deferred obligations	9,615	10,121

Total liabilities	311,341	314,983

Shareholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 29,042,230 issued and 28,966,390 outstanding at March 31, 2005; 28,959,701 issued and 28,883,861 outstanding at December 31, 2004	29	29
Additional paid in capital	141,350	140,628
Accumulated deficit	(87,759)	(88,759)
Accumulated other comprehensive income	4,527	6,177
Treasury stock	(911)	(911)

Total shareholders’ equity	57,236	57,164

Total liabilities and shareholders’ equity	$368,577	$372,147

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Oil and gas production	$36,980	$24,011

Costs and operating expenses
Lease operating expenses	4,574	4,498
Geological and geophysical expenses	334	85
General and administrative expenses	4,191	4,083
Credit facility and related expenses	—	1,851
Depreciation, depletion and amortization	20,502	11,583
Asset retirement accretion expense	580	491
Gain on abandonment	—	(256)
Gain on disposition of properties	—	(2,982)

Total costs and operating expenses	30,181	19,353

Income from operations	6,799	4,658

Other income (expense)
Interest income	490	24
Interest expense	(6,289)	(3,749)
Loss on debt extinguishment	—	(3,326)

Total other expense	(5,799)	(7,051)

Income (loss) before income taxes	1,000	(2,393)
Income tax (expense) benefit	—	—

Net income (loss)	$1,000	$(2,393)

Basic and diluted income (loss) per common share:	$0.03	$(0.10)

Weighted average number of common shares:
Basic	28,924	24,523

Diluted	29,782	24,523

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$1,000	$(2,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation, depletion and amortization	20,502	11,583
Gain on disposition of properties	—	(2,982)
Accretion of asset retirement obligation	580	491
Amortization of deferred financing costs	758	684
Loss on extinguishment of debt	—	3,326
Ineffectiveness of cash flow hedges	5	—
Other non-cash items	527	—
Non-cash interest and credit facility expenses	—	1,709
Changes in assets and liabilities –
Accounts receivable and other assets	(9,564)	(16,479)
Derivative liability	—	(166)
Accounts payable and accruals	(3,082)	(2,669)
Other long-term assets	—	—
Other long-term liabilities and deferred obligations	(10)	(3,291)

Net cash provided by (used in) operating activities	10,716	(10,187)

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(42,315)	(22,628)
Proceeds from disposition of properties	—	10,500
Additions to furniture and fixtures	(154)	(109)

Net cash used in investing activities	(42,469)	(12,237)

Cash flows from financing activities
Proceeds from long-term debt	—	227,000
Payments of long-term debt	(550)	(164,668)
Deferred financing costs	—	(8,476)
Repurchase of warrants	—	(750)
Exercise of stock options	732	4
Other	(9)	—

Net cash provided by financing activities	173	53,110

Effect of exchange rate changes on cash	(410)	1,551

Increase (decrease) in cash and cash equivalents	(31,990)	32,237
Cash and cash equivalents, beginning of period	102,774	4,564

Cash and cash equivalents, end of period	$70,784	$36,801

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,258	$5,783

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$1,000	$(2,393)

Other comprehensive income (loss):
Reclassification adjustment for settled contracts, net of tax	(367)	—
Change in fair value of outstanding hedge positions	(467)	(775)
Foreign currency translation adjustment	(816)	824

Other comprehensive income (loss)	(1,650)	49

Comprehensive loss	$(650)	$(2,344)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The interim financial information and notes hereto should be read in conjunction with our 2004 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year.

Note 2 — Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Revised Statement No. 123, “Accounting for Share-Based Payment” (“SFAS 123R”). This statement requires companies to measure and recognize compensation expense for all stock-based payments. In addition, companies will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As issued, this revision was effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date for SFAS 123R to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, we will adopt this revised statement effective January 1, 2006. We are currently evaluating how we will adopt SFAS 123R and have not determined the method we will use to value stock based compensation.

In April 2005, the FASB issued Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs” (“FSP 19-1”). FSP 19-1 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, (“SFAS 19”) to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP 19-1 is effective for the first reporting period beginning after April 4, 2005. We will adopt the new requirements for the period ended June 30, 2005. The adoption of FAS 19-1 is not expected to have a material impact on our consolidated financial position or results of operations.

Note 3 — Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method.

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2005 is as follows (in thousands):

Asset retirement obligation at December 31, 2004	$24,923
Liabilities incurred	(258)
Liabilities settled	(58)
Accretion expense	580
Foreign currency translation	(124)

Asset retirement obligation at March 31, 2005	$25,063

Note 4 — Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	March 31, 2005	December 31, 2004
Term loan, net of unamortized discount of $7,602 and $8,129	$210,286	$210,309
Less current maturities	(2,200)	(2,200)

Total long-term debt	$208,086	$208,109

At March 31, 2005, we have a $185.0 million term loan of which $150.0 million is a Senior Secured First Lien Term Loan Facility and $35.0 million is a Senior Secured Second Lien Term Loan Facility (“Term Loan”). The Term Loan matures in March 2009. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy and ATP Oil & Gas (U.K.) Limited.

The $150.0 million term loan bears interest at the base rate plus a margin of 6.25% or LIBOR (with a 2% floor) plus a margin of 5.25% at the election of ATP. The $35.0 million term loan bears interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at the election of ATP.

In connection with the issuance of the Term Loan, we granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million are being accreted over the life of the loan as additional interest expense.

On September 24, 2004, the lender consented to the repurchase by the borrower of 1,926,837 of the 2,432,336 outstanding second lien facility warrants for a price not to exceed $11,561,022. The warrants were repurchased on September 24, 2004 for $6.00 per warrant which, in management’s estimation, represented the current fair value of the unregistered warrants as of that date. The $11.6 million partial repurchase was recorded as a decrease to additional paid in capital while the debt discount will continue to be amortized over the life of the loan.

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

On April 14, 2005 (the “Restatement Date”), we entered into an agreement to amend the First Lien Credit Agreement dated as of March 29, 2004, as amended. The amended agreement also effected the termination of our Second Lien Credit Agreement dated as of March 29, 2004, as amended. Capitalized terms are defined in the Term Loans, as amended.

The First Lien Credit Agreement was amended to effect the following:

•	increase the secured term loan facility under the First Lien Credit Agreement to $350.0 million;

•	terminate the Second Lien Credit Agreement and eliminate the secured term loan facility under that agreement;

•	decrease the interest rate margin on any base rate loan from 5.25% to 4.50%;

•	decrease the interest rate margin on any LIBOR loan from 6.25% to 5.50%;

•	increase the limit on Capital Lease Obligations and Synthetic Lease Obligations from $5.0 million to $50.0 million at any time;

•	increase the limit on Unsecured Indebtedness from $5.0 million to $30.0 million at any time, and

•	extend the maturity date to April 2010.

The amendments also adjusted several of the financial covenants. The adjustments:

•	require us to maintain a Maximum Leverage Ratio of no more than 3.00 to 1.00 at the end of any fiscal quarter beginning April 14, 2005 through June 30, 2005, 3.50 to 1.00 from July 1, 2005 through December 31, 2005 and 3.00 to 1.00 thereafter;

•	require us to maintain a Debt to Reserve Amount of no greater than $2.50 through maturity; provided, however, that if such amount is exceeded at the end of the fiscal year ending on December 31, 2005, any Default arising therefrom shall be waived and disregarded, and such amount shall be retested at June 30, 2006, and

•	increase the amount of Permitted Business Investments from $25.0 million to $75.0 million in any fiscal year.

On April 14, 2005, we increased our aggregate borrowings under the Term Loans by $132.1 million (from the balance outstanding as of March 31, 2005) to an aggregate outstanding principal amount of $350.0 million. From this increase in borrowings, we received net proceeds of $117.8 million after deducting $3.6 million for accrued and unpaid interest on the Term Loans up to the Restatement Date and $10.7 million for fees and expenses.

As of March 31, 2005, we were in compliance with all of the financial covenants of our Term Loans. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loans.

Note 5 — Stock –Based Compensation

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

The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended, March 31,
	2005	2004
Net income (loss) as reported	$1,000	$(2,393)
Deduct: Total stock based employee compensation expense determined under fair value for all awards, net of related tax effects	36	(80)

Pro forma net income (loss)	$1,036	$(2,473)

Earnings per share – as reported:
Basic	$0.03	$(0.10)
Diluted	$0.03	$(0.10)

Earnings per share – pro forma:
Basic	$0.04	$(0.10)
Diluted	$0.03	$(0.10)

Note 6 — Earnings Per Share

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

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) available to common shareholders	$1,000	$(2,393)

Weighted average shares outstanding - basic	28,924	24,523
Effect of dilutive securities - stock options	512	—
Effect of dilutive securities - warrants	346	—

Weighted average shares outstanding - diluted	29,782	24,523

Net income (loss) per share, basic and diluted	$0.03	$(0.10)

Note 7 — Derivative Instruments and Price Risk Management Activities

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

We occasionally use derivative instruments with respect to a portion of our oil and gas production to manage our exposure to price volatility and to maintain compliance with our debt covenants. These instruments may take the form of futures contracts, swaps or options. A put option requires us to pay the counterparty the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed floor price over the floating market price. The costs to purchase put options are amortized over the option period.

At March 31, 2005, Accumulated Other Comprehensive Income included $0.3 million of unrealized losses on our cash flow hedges. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues. All of this deferred loss will be reversed during the period in which the forecasted transactions actually occur.

At March 31, 2005, we had three natural gas derivatives that qualified as cash flow hedges with respect to our future natural gas production as follows:

Area	Period	Type	Volumes	Average Price	Floor Price	Net Fair Value Asset (Liability)
			(MMBtu)	($ per MMBtu)		($ in thousands)
Gulf of Mexico	2005	Swap	150,000	5.62	—	(254)
Gulf of Mexico	2005	Put	856,000	—	5.01	5
North Sea	2006	Swap	1,800,000	10.52	—	(115)

(1)	During the first quarter of 2005, we entered into a cash flow hedge of our U.K. production at a price of £0.56 per therm. The price and net fair value liability have been translated at the March 31, 2005 translation rate of $1.879 to £1.0.

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended. This exemption permits, at our option, the use of the accrual basis of accounting as opposed to fair value accounting for the contracts. At March 31, 2005, we had fixed-price contracts in place for the following natural gas and oil volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2005	6,817,000	$6.34
2006	1,710,000	7.40

Oil (Bbl):
2005	320,750	42.02
2006	300,500	47.96

(1)	Includes the effect of basis differentials.

Note 8 — Commitments and Contingencies

Contingencies

In December 2004, our Board of Directors approved and we announced ambitious company targets coupled with a unique incentive program applicable to our employees. If the company targets are met, under the ATP Employee Volvo Challenge Plan (the “Plan”), we will award each employee other than our president, a 2006 Volvo S60. Following the end of each fiscal quarter, we will evaluate our performance with respect to the stated targets and accrue the earned future cost of any expected benefits pursuant to the Plan.

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

In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector - North Sea. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state. In April 2003, we received €7.4 million from the partner related to development costs on this block. We agreed to develop the property within 60 months from receipt of the funds or return the funds with interest if commercial production is not achieved at the expiration of such time. At March 31, 2005 and December 31, 2004, the U.S recorded balance is reflected as a long-term liability of $9.6 million and $10.2 million, respectively, in the financial statements.

At the time of receipt, we determined the payment was not taxable at that time due to the substantial obligation to perform in the future. During a recent tax audit of our Netherlands subsidiary, the tax authorities suggested that receipt of the payment may have been a taxable event at the time of receipt and taxes may be currently due on this payment. We do not agree with the position that has been suggested and, if necessary, we will defend our position vigorously.

Litigation

We are, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Note 9 — Segment Information

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. We manage our business and identify our segments based on geographic areas. We have two reportable segments: our operations in the Gulf of Mexico and our operations in the North Sea. Both of these segments involve oil and gas producing activities. Segment activity for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Gulf of Mexico	North Sea	Total
For the three months ended March 31, 2005:
Revenues	$32,670	$4,310	$36,980
Depreciation, depletion and amortization	18,324	2,178	20,502
Income from operations	6,450	349	6,799
Total assets	296,750	71,827	368,577
Additions to oil and gas properties	27,091	15,224	42,315

For the three months ended March 31, 2004:
Revenues	$20,812	$3,199	$24,011
Depreciation, depletion and amortization	9,127	2,456	11,583
Income (loss) from operations	5,595	(937)	4,658
Total assets	215,498	61,586	277,084
Additions to oil and gas properties	17,867	4,761	22,628

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

First Quarter 2005 Highlights

Our financial and operating performance for the first quarter of 2005 included the following highlights:

•	production of 5.8 Bcfe, an increase of 24% over the comparable period in 2004;

•	revenues of $37.0 million, an increase of 54% over the comparable period in 2004;

•	a net profit of $1.0 million compared to a $2.4 million net loss in the first quarter of 2004;

•	a $21.0 million improvement in cash flows from operating activities, and

•	continued development operations in the Gulf of Mexico and North Sea, including initial production from the West Cameron 432 No. 1 well and the Eugene Island 71 A1 well.

A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, we reported net income of $1.0 million, or $0.03 per share on total revenue of $37.0 million as compared with a net loss of $2.4 million, or $0.10 per share, on total revenue of $24.0 million for the three months ended March 31, 2004.

Oil and Gas Revenues

Revenues presented in the table and the discussion below represent revenue from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 59% and 31% of our oil production was sold under these contracts for the three months ended March 31, 2005 and 2004, respectively. Approximately 43% and 53% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Three Months Ended March 31,		% Change from 2004 to 2005
	2005	2004
Production:
Natural gas (MMcf)	4,594	3,617	27%
Oil and condensate (MBbls)	198	172	15%
Total (MMcfe)	5,779	4,646	24%

Revenues (in thousands):
Natural gas	$28,637	$18,442	55%
Effects of cash flow hedges	412	48	758%

Total	$29,049	$18,490	57%

Oil and condensate	$7,930	$5,339	49%
Effects of cash flow hedges	—	—	—

Total	$7,930	$5,339	49%

Natural gas, oil and condensate	$36,567	$23,781	54%
Effects of cash flow hedges	412	48	758%

Total	$36,979	$23,829	55%

Average sales price per unit:
Natural gas (per Mcf)	$6.23	$5.10	22%
Effects of cash flow hedges (per Mcf)	0.09	0.01	592%

Total (per Mcf)	$6.32	$5.11	24%

Oil and condensate (per Bbl)	$40.15	$31.13	29%
Effects of cash flow hedges (per Bbl)	—	—	—

Total (per Bbl)	$40.15	$31.13	29%

Natural gas, oil and condensate (per Mcfe)	$6.33	$5.12	24%
Effects of cash flow hedges (per Mcfe)	0.07	0.01	590%

Total (per Mcfe)	$6.40	$5.13	25%

Oil and gas revenue increased 54% in the first quarter of 2005 compared to the same period in 2004 as the result of ten properties brought on line subsequent to the first quarter of 2004. Another component of the increase was a 24% increase in our sales price per Mcfe in 2005 as compared to 2004.

Lease Operating Expense. Lease operating expenses for the first quarter of 2005 decreased to $4.6 million ($0.79 per Mcfe) from $4.5 million ($0.97 per Mcfe) in the first quarter of 2004. The decrease per Mcfe was primarily attributable to the aforementioned increase in production while certain costs remained fixed.

General and Administrative Expense. General and administrative expense increased $0.1 million to $4.2 million from the first quarter of 2004. An increase in compensation costs in 2005 was offset by a decrease in professional fees from the first quarter of 2004.

Credit Facility and Related Expenses. In the first quarter of 2004, we incurred substantial non-recurring costs of $1.9 million to maintain compliance with the requirements of our previous lender. These costs primarily consisted of legal fees of $0.8 million and professional fees of $0.8 million.

Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $8.9 million (77%) during the first quarter of 2005 to $20.5 million from $11.6 million for the same period in 2004. The average DD&A rate was $3.55 per Mcfe in the first quarter of 2005 compared to $2.49 per Mcfe in the same quarter of 2004.

Loss on Extinguishment of Debt. In the first quarter of 2004, we recognized a non-cash loss of $3.3 million on the extinguishment of debt related to our prior credit facility agreement

Gain on Disposition of Properties. In the first quarter of 2004, we recognized a gain of $3.0 million on the sale of interests in certain GOM properties.

Income Taxes. In the first quarter of 2005, we recorded income tax expense of $1.6 million which was completely offset by a reduction in the valuation allowance recorded against our deferred tax assets. Tax expense relative to net income has increased compared to the first quarter of 2004 due to the effect of foreign operations on our U.S. taxes and certain changes in previous estimates made during the current period. The balance of the valuation allowance will remain until management determines that the recognition criteria for realization has been met.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of approximately $48.0 million, a decrease of approximately $20.3 million from December 31, 2004.

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

Cash Flows

	Three Months Ended, March 31,
	2005	2004
	(in thousands)
Cash provided by (used in)
Operating activities	$10,716	$(10,187)
Investing activities	(42,469)	(12,237)
Financing activities	173	53,110

Cash provided operating activities in the first quarter of 2005 was $10.7 million and cash used operations in the first quarter of 2004 was $10.2 million, respectively. Cash flow from operations increased primarily due to higher oil and gas revenues during the first quarter of 2005 compared to the first quarter of 2004. Gas sales increased by $10.2 million, or 55%, and oil sales increased by $2.6 million, or 49%. The increase in sales revenue was attributable to higher gas production and higher average oil and gas prices during the first quarter of 2005.

Cash used in investing activities in the first quarter of 2005 and 2004 was $42.5 million and $12.2 million, respectively. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $27.1 million and $15.2 million in first quarter of 2005. Developmental capital expenditures in the Gulf of Mexico and North Sea were approximately $17.9 million and $4.7 million in first quarter of 2004, offset by the receipt of $10.5 million in proceeds for the sale of certain interests in seven of our properties.

Cash provided by financing activities in the first quarter of 2005 consisted of payments on our Term Loan of $0.6 million and proceeds from the exercise of options of $0.7 million. Cash provided by financing activities in the first quarter of 2004 consisted of net payments of $117.1 million related to our prior credit facility and net proceeds of $179.5 million related to our new term loan and warrants issued. We also incurred deferred financing costs of approximately $8.5 million related to the new term loan.

Term Loan

At March 31, 2005, we have a $185.0 million term loan of which $150.0 million is a Senior Secured First Lien Term Loan Facility and $35.0 million is a Senior Secured Second Lien Term Loan Facility (“Term Loan”). The Term Loan matures in March 2009. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy and ATP Oil & Gas (U.K.) Limited.

The $150.0 million term loan bears interest at the base rate plus a margin of 6.25% or LIBOR (with a 2% floor) plus a margin of 5.25% at the election of ATP. The $35.0 million term loan bears interest at the base rate plus a margin of 9.0% or LIBOR (with a 2% floor) plus a margin of 10.0% at the election of ATP.

In connection with the issuance of the Term Loan, we granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the original issue discount of $5.6 million are being accreted over the life of the loan as additional interest expense.

On September 24, 2004, the lender consented to the repurchase by the borrower of 1,926,837 of the 2,432,336 outstanding second lien facility warrants for a price not to exceed $11,561,022. The warrants were repurchased on September 24, 2004 for $6.00 per warrant which, in management’s estimation, represented the current fair value of the unregistered warrants as of that date. The $11.6 million partial repurchase was recorded as a decrease to additional paid in capital while the debt discount will continue to be amortized over the life of the loan.

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

On April 14, 2005 (the “Restatement Date”), we entered into an agreement to amend the First Lien Credit Agreement dated as of March 29, 2004, as amended. The amended agreement also effected the termination of our Second Lien Credit Agreement dated as of March 29, 2004, as amended. Capitalized terms are defined in the Term Loans, as amended.

The First Lien Credit Agreement was amended to effect the following:

•	increase the secured term loan facility under the First Lien Credit Agreement to $350.0 million;

•	terminate the Second Lien Credit Agreement and eliminate the secured term loan facility under that agreement;

•	decrease the interest rate margin on any base rate loan from 5.25% to 4.50%;

•	decrease the interest rate margin on any LIBOR loan from 6.25% to 5.50%;

•	increase the limit on Capital Lease Obligations and Synthetic Lease Obligations from $5.0 million to $50.0 million at any time;

•	increase the limit on Unsecured Indebtedness from $5.0 million to $30.0 million at any time, and

•	extend the maturity date to April 2010.

The amendments also adjusted several of the financial covenants. The adjustments:

•	require us to maintain a Maximum Leverage Ratio of no more than 3.00 to 1.00 at the end of any fiscal quarter beginning April 14, 2005 through June 30, 2005, 3.50 to 1.00 from July 1, 2005 through December 31, 2005 and 3.00 to 1.00 thereafter;

•	require us to maintain a Debt to Reserve Amount of no greater than $2.50 through maturity; provided, however, that if such amount is exceeded at the end of the fiscal year ending on December 31, 2005, any Default arising therefrom shall be waived and disregarded, and such amount shall be retested at June 30, 2006, and

•	increase the amount of Permitted Business Investments from $25.0 million to $75.0 million in any fiscal year.

On April 14, 2005, we increased our aggregate borrowings under the Term Loans by $132.1 million (from the balance outstanding as of March 31, 2005) to an aggregate outstanding principal amount of $350.0 million. From this increase in borrowings, we received net proceeds of $117.8 million after deducting $3.6 million for accrued and unpaid interest on the Term Loans up to the Restatement Date and $10.7 million for fees and expenses.

As of March 31, 2005, we were in compliance with all of the financial covenants of our Term Loans. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loans.

Commitments and Contingencies

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. As discussed in Note 8 to the Consolidated Financial Statements, we are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of ATP’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management believes that the recorded amounts, if any, are reasonable.

Contractual Obligations

We have various commitments primarily related to leases for office space, other property and equipment and other agreements. The following table summarizes certain contractual obligations at March 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$217,888	$2,200	$215,688	$—	$—
Interest on long-term debt (1)	49,192	19,849	29,343	—	—
Non-cancelable operating leases	3,957	635	1,802	631	889

Total contractual obligations	$271,037	$22,684	$246,833	$631	$889

(1)	Interest is based on rates and quarterly principal payments in effect at March 31, 2005.

Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2004 Annual Report on Form 10-K includes a discussion of our critical accounting policies.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce. We currently sell a portion of our oil and gas production under price sensitive or market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and gas production through a variety of financial and physical arrangements intended to support oil and gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and gas sales when the associated production occurs. For derivatives designated as cash flow hedges, the unrecognized gains and losses are included as a component of other comprehensive income (loss) to the extent the hedge is effective. See Note 7 to the Consolidated Financial Statements for additional information. We do not hold or issue derivative instruments for speculative purposes.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2005, to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2005, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2004 Form 10-K.

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

Current Report on Form 8-K filed on April 20, 2005, pursuant to Item 1.01 announcing the amendment to the Company’s term loan.

Current Report on Form 8-K filed on March 18, 2005, pursuant to Item 2.02, announcing the Company’s earnings results for the fourth quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: May 10, 2005	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer