Form 10-K/A
period 2004-12-31
ATP OIL & GAS CORP
filed 2005-10-28
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of ATP Oil & Gas Corporation (the “Company”) for the fiscal year ended December 31, 2004 is the result of a staff review by the Division of Corporation Finance. The Company is filing with this amendment certifications that contain the required language referring to the certifying officer’s responsibility for establishing and maintaining internal controls over financial reporting for the Company. This form of certification became required once the Company filed Amendment No. 1 on April 29, 2005, which contained management’s internal control report and the related attestation report of its independent accountants. These paragraphs were inadvertently not included. Additionally, the Staff requested expansion of the Company’s description of its success converting proved undeveloped reserves into proved producing reserves.

The Company is filing this Amendment No. 2 to Annual Report on Form 10-K (the “Amendment”) to provide corrected certifications comprising Exhibits 31.1 and 31.2 of the Original Report, and to amend Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to clarify the discussion of its success converting proved undeveloped reserves into proved producing reserves. Items 1 and 7 are presented herein in their entirety as amended, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934. No other information in the original report is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the original report.

Part I.

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

Our reserves estimates are prepared by independent reservoir engineers, who have had similar results in estimating the reserve quantities for those projects. Reserve estimates are inherently imprecise (see discussion regarding uncertainty of reserve estimates in “Risk Factors”). Our current post-drill ultimate reserves compared to the pre-drill PUD reserves for each of these reservoirs has a median success rate of 77% and has varied from zero percent of the original estimate on the single unsuccessful development to 560% of the original estimate on one of the 37 successful developments (at Brazos 544). We are unable to predict how our future results will compare to our current reserve estimates. While the results for the individual reservoirs has varied, we have accomplished an overall 98% success rate when comparing the total pre-drill PUD reserves to the current post-drill reserve estimates.

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

PART II.

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

Our focus is on acquiring properties that have become non-core or non-strategic to their original owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe offer greater reserve potential. Some projects provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budgetary constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller. Given our strategy of acquiring properties that contain proved reserves, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators. As a result of this strategy, we have successfully brought 37 out of 38 (97%) projects with proved undeveloped reserves to production since our inception. Our reserves estimates are prepared by independent reservoir engineers, who have had similar results in estimating the reserve quantities for those projects. Reserve estimates are inherently imprecise (see discussion regarding uncertainty of reserve estimates in “Risk Factors”). Our current post-drill ultimate reserves compared to the pre-drill PUD reserves for each of these reservoirs has a median success rate of 77% and has varied from zero percent of the original estimate on the single unsuccessful development to 560% of the original estimate on one of the 37 successful developments (at Brazos 544). We are unable to predict how our future results will compare to our current reserve estimates. While the results for the individual reservoirs has varied, we have accomplished an overall 98% success rate when comparing the total pre-drill PUD reserves to the current post-drill reserve estimates.

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

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
Production (1):
Natural gas (MMcf)	17,816	10,842	17,732	64%	(39)%
Oil and condensate (MBbls)	765	1,042	1,454	(27)%	(28)%
Total (MMcfe)	22,408	17,093	26,457	31%	(35)%

Revenues (in thousands):
Natural gas	$91,251	$52,199	$56,659	75%	(8)%
Effects of cash flow hedges	(1,198)	(15,302)	(2,764)	92%	(454)%

Total	$90,053	$36,897	$53,895	144%	(31)%

Oil and condensate	25,970	29,601	32,756	(12)%	(10)%
Effects of cash flow hedges	—	(1,262)	(615)	100%	(105)%

Total	$25,970	$28,339	$32,141	(8)%	(12)%

Natural gas, oil and condensate	117,221	81,800	89,415	43%	(9)%
Effects of cash flow hedges	(1,198)	(16,564)	(3,379)	93%	(390)%

Total	$116,023	$65,236	$86,036	78%	(24)%

Average realized sales price per unit:
Natural gas (per Mcf)	$5.12	$4.82	$3.20	6%	51%
Effects of cash flow hedges (per Mcf)	(0.07)	(1.41)	(0.16)	95%	(781)%

Average realized price (per Mcf)	$5.05	$3.41	$3.04	48%	12%

Oil and condensate (per Bbl)	$33.93	$28.42	$22.53	19%	26%
Effects of cash flow hedges (per Bbl)	—	(1.21)	(0.42)	100%	(188)%

Average realized price (per Bbl)	$33.93	$27.21	$22.11	25%	23%

Natural gas, oil and condensate (per Mcfe)	$5.23	$4.79	$3.38	9%	42%
Effects of cash flow hedges (per Mcfe)	(0.05)	(0.97)	(0.13)	94%	(646)%

Average realized price (per Mcfe)	$5.18	$3.82	$3.25	36%	18%

(1)	In the fourth quarter of 2003, we recorded a settlement of a commodity imbalance of 645 MMcfe from 2002 and 2001 that was excluded from production.

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

Lease Operating Expense

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation. Lease operating expense for the years ended December 31, 2004, 2003 and 2002 was as follows ($ in thousands):

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
Lease operating expense	$19,531	$17,173	$16,764	14%	2%
Per Mcfe	$0.87	$1.00	$0.63	(13)%	59%

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense (“DD&A”) for the years ended December 31, 2004, 2003 and 2002 was as follows ($ in thousands):

	Years Ended December 31,			% Change from 2003 to 2004	% Change from 2002 to 2003
	2004	2003	2002
DD&A	$55,637	$29,378	$43,390	89%	(32)%
Per Mcfe	$2.48	$1.72	$1.64	44%	5%

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

Loss on Unsuccessful Property Acquisition

During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved and the other party was awarded $8.2 million. We paid this amount in the first quarter of 2004 and the Court dismissed the lawsuit on April 16, 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules

None

(a) (3) Exhibits

31.1	Certificate of Principal Executive Officer (Section 302 of Sarbanes-Oxley Act)
31.2	Certificate of Principal Financial Officer (Section 302 of Sarbanes-Oxley Act)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

Date: October 28, 2005	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer