Form 10-K/A
period 2005-12-31
ATP OIL & GAS CORP
filed 2006-05-10
CIK 1123647

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which we filed with Securities and Exchange Commission on March 15, 2006. This amendment is being filed because the first paragraph of Item 9A Controls and Procedures was inadvertently omitted.

The following item has been included in this amendment:

Part II — Item 9A. Controls and Procedures.

In addition, this amendment includes the following exhibits:

23.1	— Consent of Independent Registered Public Accounting Firm, with corrected reference to report date.

31.1	— Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

31.2	— Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 15, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, as stated in their report which is included in our annual report on
Form 10-K, which was filed on March 15, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

None.

(a) (3) Exhibits

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

Date: May 10, 2006	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr. Chief Financial Officer