Form 10-Q
period 2006-03-31
ATP OIL & GAS CORP
filed 2006-05-10
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of May 5, 2006, was 30,059,794.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$138,066	$65,566
Restricted cash	12,382	12,209
Accounts receivable (net of allowance of $370 and $367)	59,444	83,571
Derivative asset	2,526	—
Other current assets	11,842	4,454

Total current assets	224,260	165,800

Oil and gas properties (using the successful efforts method of accounting)
Proved properties	966,321	890,402
Unproved properties	9,710	8,882

	976,031	899,284
Less: Accumulated depletion, impairment and amortization	(289,150)	(271,863)

Oil and gas properties, net	686,881	627,421

Furniture and fixtures (net of accumulated depreciation)	1,122	1,175
Deferred tax asset	4,104	4,025
Other assets, net	25,339	25,342

Total assets	$941,706	$823,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$124,391	$144,675
Current maturities of long-term debt	3,500	3,500
Current maturities of long-term capital lease	41,027	8,679
Asset retirement obligation	6,533	7,097
Derivative liability	1,784	1,282

Total current liabilities	177,235	165,233

Long-term debt	337,027	337,489
Long-term capital lease	—	34,437
Asset retirement obligation	64,436	60,267
Other long-term liabilities and deferred obligations	—	8,826

Total liabilities	578,698	606,252

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; 325,000 issued and outstanding at March 31, 2006; 175,000 issued and outstanding at December 31, 2005	341,676	184,858
Common stock: $0.001 par value, 100,000,000 shares authorized; 29,883,634 issued and 29,807,794 outstanding at March 31, 2006; 29,668,517 issued and 29,592,677 outstanding at December 31, 2005	30	29
Additional paid in capital	138,453	149,267
Accumulated deficit	(111,196)	(101,333)
Accumulated other comprehensive income (loss)	(5,044)	(4,693)
Unearned compensation	—	(9,706)
Treasury stock	(911)	(911)

Total shareholders’ equity	363,008	217,511

Total liabilities and shareholders’ equity	$941,706	$823,763

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Oil and gas production	$45,245	$36,980

Costs and operating expenses:
Lease operating	10,693	4,574
Exploration	141	334
General and administrative	5,756	4,191
Stock-based compensation	2,229	—
Depreciation, depletion and amortization	17,270	20,502
Accretion	1,547	580
Loss on abandonment	55	—

	37,691	30,181

Income from operations	7,554	6,799

Other income (expense):
Interest income	573	490
Interest expense	(11,172)	(6,289)

	(10,599)	(5,799)

Income (loss) before income taxes	(3,045)	1,000
Income tax (expense) benefit	—	—

Net income (loss)	(3,045)	1,000

Preferred dividends	(6,818)	—

Net income (loss) available to common shareholders	$(9,863)	$1,000

Basic and diluted income (loss) per common share:	$(0.34)	$0.03

Weighted average number of common shares:
Basic	29,435	28,924
Diluted	29,435	29,782

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income (loss)	$(3,045)	$1,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation, depletion and amortization	17,270	20,502
Gain on disposition of properties	—	—
Accretion	1,547	580
Amortization of deferred financing costs	1,159	758
Stock-based compensation	2,229	—
Ineffectiveness of cash flow hedges	(20)	5
Other non-cash items	398	527
Changes in assets and liabilities –
Accounts receivable and other current assets	16,933	(9,564)
Accounts payable and accruals	(6,512)	(3,082)
Other assets	(1,115)	—
Other long-term liabilities and deferred obligations	—	(10)

Net cash provided by operating activities	28,844	10,716

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(96,077)	(42,315)
Additions to furniture and fixtures	(76)	(154)
Increase in restricted cash	(38)	—

Net cash used in investing activities	(96,191)	(42,469)

Cash flows from financing activities
Issuance of preferred stock, net of issuance costs	145,463	—
Payments of long-term debt	(875)	(550)
Principal payments of capital lease	(2,089)	—
Exercise of stock options	1,200	732
Other	—	(9)

Net cash provided by financing activities	143,699	173

Effect of exchange rate changes on cash	(3,852)	(410)

Increase (decrease) in cash and cash equivalents	72,500	(31,990)
Cash and cash equivalents, beginning of period	65,566	102,774

Cash and cash equivalents, end of period	$138,066	$70,784

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,001	$5,258

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)	$(3,045)	$1,000

Other comprehensive income (loss), net of tax:
Reclassification adjustment for settled contracts	(1,282)	(367)
Change in fair value of outstanding hedge positions	3,550	(467)
Foreign currency translation adjustment	(1,918)	(816)

Other comprehensive income (loss)	350	(1,650)

Comprehensive loss	$(2,695)	$(650)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2005 Annual Report on Form 10-K, as amended. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire year.

Note 2 — Asset Retirement Obligations

Following is a reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Asset retirement obligation at beginning of period	$67,364	$24,923
Liabilities incurred	2,484	(258)
Liabilities settled	(619)	(58)
Accretion	1,547	580
Loss on abandonment	55	—
Foreign currency translation	138	(124)

Asset retirement obligation at end of period	$70,969	$25,063

Note 3 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Term loan, net of unamortized discount of $5,972 and $6,386	$340,527	$340,989
Less current maturities	(3,500)	(3,500)

Total long-term debt	$337,027	$337,489

As of March 31, 2006, we have $346.5 million outstanding on our Senior Secured First Lien Term Loan Facility (“Term Loan”). The Term Loan matures in April 2010. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector – North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy, Inc. and ATP Oil & Gas (UK) Limited. The Term Loan bears interest at the base rate plus a margin of 4.5% or LIBOR plus a margin of 5.5% at the election of ATP. At March 31, 2006, the weighted average rate on outstanding borrowings was approximately 10.4%.

As of March 31, 2006, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Preferred Stock

The Company’s preferred stock, par value $0.001 per share, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Series A 13 1/2% cumulative perpetual preferred stock; 175,000 shares issued and outstanding at March 31, 2006 and December 31, 2005; liquidation preference at March 31, 2006 and December 31, 2005 of $1,092 and $1,056 per share, respectively	$191,072	$184,858
Series B 12 1/2% cumulative perpetual preferred stock; 150,000 shares issued and outstanding at March 31, 2006; liquidation preference of $1,004 per share	150,604	—
Junior participating preferred stock pursuant to the Shareholders Rights Plan; none issued	—	—

Series A Preferred

On August 2, 2005, ATP entered into a Subscription Agreement for the private placement of 175,000 shares of its 13.5% Series A cumulative perpetual preferred stock, par value, $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000.00 per share. The Series A Preferred Stock is not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $175.0 million and the Company paid $5.25 million in placement agent commissions. The issuance of the Series A Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

The Subscription Agreement for the Series A Preferred Stock provides for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial rate of 13.5%, subject to escalation in the applicable dividend rate under certain conditions; (3) no voting rights; (4) special provisions in the event of a fundamental change in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Series A Preferred Stock.

The Company has the right to redeem the Series A Preferred Stock at its option at any time after a fundamental change or the later of February 3, 2006 or the specified debt satisfaction date at a premium that declines until February 3, 2009, at which time the Series A Preferred Stock may be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a fundamental change in the Company or the repayment of the currently outstanding debt, the Company must notify the preferred stockholders whether it will offer to redeem the Series A Preferred Stock. If the Company chooses not to offer to redeem the Series A Preferred Stock, then it will be deemed a fundamental change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate will escalate by 5% per quarter, to a maximum of 25%. Such escalation will continue until either of such defaults is cured, unless the Company has previously exercised its optional redemption right with respect to all of the shares of Series A Preferred Stock then outstanding. The Company is under no obligation to offer to redeem the Series A Preferred Stock under any circumstances.

Series B Preferred

On March 20, 2006, ATP entered into a Subscription Agreement for the private placement of 150,000 shares of its 12.5% Series B cumulative perpetual preferred stock, par value, $0.001 per share (the “Series B Preferred Stock”), at a price of $1,000.00 per share. The Series B Preferred Stock is not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $150.0 million and the Company paid $4.5 million in placement agent commissions. The issuance of the Series B Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Statement of Resolutions establishing the Series B Preferred Stock provides for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial annual rate of 12.5%, subject to escalation in the applicable annual dividend rate under certain conditions; (3) no voting rights; (4) special provisions in the event of a fundamental change in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Preferred Stock.

The Company has the right to redeem the Series B Preferred Stock at its option at any time at a premium that declines until February 3, 2009, at which time the preferred stock may be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a fundamental change in the Company or the repayment of the currently outstanding debt, the Company must notify the preferred stockholders whether it will offer to redeem the Series B Preferred Stock. If the Company chooses not to offer to redeem the Series B Preferred Stock, then it will be deemed a fundamental change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate will escalate by 5% per quarter, to a maximum of 25%. Such escalation will continue until either of such defaults is cured, unless the Company has previously exercised its optional redemption right with respect to all of the shares of Series B Preferred Stock then outstanding. The Company is under no obligation to offer to redeem the Series B Preferred Stock under any circumstances.

As of March 31, 2006, non-cash preferred dividends were accrued for the Series A Preferred Stock and the Series B Preferred Stock in the amount of $6.2 million and $0.6 million, respectively. Such dividends may be paid in cash under the terms of each series of preferred stock upon the earlier to occur of full repayment of our existing Term Loan or April 15, 2011.

Note 5 — Stock–Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Share-Based Payment,” as amended, using the modified prospective transition method which requires, among other things, current recognition of compensation expense for share-based compensation granted after January 1, 2006, and for that portion of prior period share-based compensation for which the requisite service has not been rendered that was outstanding as of January 1, 2006. For the three months ended March 31, 2006, we recognized compensation expense of approximately $213,000 related to stock option compensation.

For periods prior to January 1, 2006, we applied to our stock-based compensation awards the intrinsic method of accounting as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation during 2005 (in thousands, except for per-share data):

March 31, 2005
Net income available to common shareholders, as reported	$1,000
Total stock based employee compensation benefit determined under fair value for all awards, net of related tax effects	36

Pro forma net income	$1,036

Earnings per share – as reported:
Basic	$0.03
Diluted	0.03
Earnings per share – pro forma:
Basic	$0.04
Diluted	0.03

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of options granted during the three months ended March 31, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006 and 2005: stock price volatility of 50.5% and 58.1%, respectively; risk free interest rate of 4.6% and 3.8%, respectively; zero dividend yield; and an expected life 3.8 and 2.5 years, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $16.28 and $8.06, respectively. The following table sets forth the option transactions for the three-month period ended March 31, 2006:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value ($000)(2)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1	1,016,361	$14.38
Granted	202,750	37.99
Exercised (1)	(181,332)	7.03
Forfeited	(12,500)	31.67

Outstanding at March 31	1,025,279	$20.23	$24,277	3.23

Options vested or expected to vest	976,028	$19.95	$23,386	3.18

Options exercisable at March 31	377,235	$10.63	$12,553	1.37

(1)	The total intrinsic value of options exercised for the three-month periods ended March 31, 2006 and 2005 was $5.6 million and $1.1 million, respectively. The intrinsic value is based upon the difference between the market price of the common stock on the date of exercise and the option exercise price.
(2)	Based upon the difference between the market price of the common stock on the last trading date of the quarter and the option exercise price of in-the-money options.

At March 31, 2006, unrecognized compensation expense related to non-vested stock option grants totaled $2.7 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average remaining life of 3.2 years.

On February 9, 2006, we granted 44,500 shares of restricted stock with a weighted average grant date fair value of $37.82 per share to employees. Such restricted stock grants vest over a three-year period and are subject to forfeiture, and cannot be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. We will recognize compensation expense pro rata over the vesting period of these shares. During the three months ended March 31, 2006, we recognized aggregate compensation expense of $2.0 million related to all of our outstanding restricted stock grants.

The following table sets forth the restricted stock transactions for the three-month period ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)(2)
Outstanding at January 1	265,363	36.79
Granted (1)	44,500	37.82

Outstanding at March 31	309,863	36.94	$13,606

(1)	The weighted average grant date fair value of restricted stock granted for the three-month period ended March 31, 2006 was $37.82. No restricted stock grants were outstanding at March 31, 2005.
(2)	Based upon the closing market price of the common stock on the last trading date of the quarter.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2006, unrecognized compensation expense related to restricted stock totaled $9.4 million. Such unrecognized expense will be recognized on a graded basis over a weighted average period of 2.7 years.

Note 6 — Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares are excluded from the computation of weighted average common shares outstanding if their effect is antidilutive. In the table below, potential common stock equivalents of 845,277 have been excluded from the calculations for 2006 because their effect would be antidilutive.

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005
Income
Net income (loss)	$(3,045)	$1,000
Less preferred dividends	(6,818)	—

Net income (loss) available to common shareholders	$(9,863)	$1,000

Shares outstanding
Weighted average shares outstanding - basic	29,435	28,924
Effect of potentially dilutive securities - stock options and warrants	—	858
Unvested restricted stock	—	—

Weighted average shares outstanding - diluted	29,435	29,782

Net income (loss) available to common shareholders per share:
Basic and diluted	$(0.34)	$0.03

Note 7 — Derivative Instruments and Price Risk Management Activities

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations. Under this standard, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Derivative contracts that do not qualify for hedge accounting are recorded at fair value on our consolidated balance sheet and the associated unrealized gains and losses are recorded as a component of revenues in the current period. As of March 31, 2006, all of our derivatives qualified for hedge accounting treatment.

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

At March 31, 2006 and 2005, Accumulated Other Comprehensive Income included $3.6 million and $0.3 million of unrealized losses on our cash flow hedges, respectively. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues. All of this deferred loss will be reversed during the period in which the forecasted transactions actually occur.

At March 31, 2006, we had oil and natural gas derivatives that qualified as cash flow hedges with respect to our future production as follows:

Area	Period	Type	Volumes	Average Price	Floor Price	Net Fair Value Asset (Liability)
				$/MMBtu	$/Bbl	($000)
Natural Gas (MMBtu)
North Sea	2006	Swaps	1,106,000	$14.43	—	$189
North Sea	2007	Swaps	1,040,000	14.42	—	(1,973)

Oil (Bbls)
Gulf of Mexico	2006	Puts	1,391,000	—	$57.50	1,447
Gulf of Mexico	2007	Puts	495,000	—	57.50	1,079

(1)	During the first quarter of 2006, we entered into cash flow hedges of our U.K. production at an average price of £0.829 per therm. The price and net fair value liability have been translated at the March 31, 2006 translation rate of $1.7398 to £1.0.

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended. This exemption permits, at our option, the use of the accrual basis of accounting as opposed to fair value accounting for the contracts. At March 31, 2006, we had fixed-price contracts in place for the following natural gas and oil volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu):
2006	3,487,000	$8.64
2007	450,000	9.96

Oil (Bbl):
2006	483,500	$59.74
2007	730,000	67.43

(1)	Includes the effect of basis differentials.

Note 8 — Commitments and Contingencies

Contingencies

The hurricane season of 2005 resulted in significant delays in our development activities, additional costs to these developments, repairs to existing producing properties and production losses and deferments in 2005 and 2006 at many of our producing properties. Most of the physical damage to our assets was covered by our

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

insurance. At March 31, 2006 and December 31, 2005, we had a receivable for approximately $14.6 million and $13.5 million, respectively (net of $0.5 million in deductibles for hurricanes Katrina and Rita) for our expected insurance recovery of damage assessment costs and repairs which were made during the periods. In addition, we expect to recover amounts under our loss of production insurance policy, however due to the uncertainty of the ultimate amount no receivable has been recorded for that expected recovery.

During 2005, we purchased additional interest in the Tors property in the U.K. sector of the North Sea, and agreed to pay the seller contingent consideration of £2.0 million 180 days after first production, interest on such amount if the payment date meets certain criteria, and a second and third contingent payment of £1.0 million each after certain cumulative production amounts have been achieved from the property.

During 2001, we purchased three properties in the U.K. Sector - North Sea. In accordance with the purchase agreement, we also committed to pay future consideration contingent upon the successful development and operation of the properties. The contingent consideration for each property includes amounts to be paid upon achieving first commercial production and upon achieving designated cumulative production levels. The first threshold of initial commercial production was achieved in 2004 on one property and such related contingent consideration was paid and capitalized as acquisition costs. Upon achievement of the second threshold for the one property, the remaining contingent consideration will be accrued and capitalized at that time. Future development has commenced on the other two properties and when they reach their respective thresholds, the appropriate consideration will be recorded.

In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector - North Sea. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state. In April 2003, we received €7.4 million from the partner related to development costs on this block. We agreed to develop the property within 60 months from receipt of the funds or return the funds with interest if commercial production is not achieved at the expiration of such time. At December 31, 2005, the amount is reflected as a long-term liability of $8.8 million in the accompanying financial statements. The property was developed during 2005 and commenced production in February 2006, at which time we reclassified this liability as a reduction in the basis of our oil and gas properties since our obligation under the agreement has now been fulfilled.

At the time of receipt, we determined the payment was not taxable at that time due to the obligation for substantial future performance. During a recent tax audit of our Dutch subsidiary, the tax authorities have concluded that receipt of the payment was a taxable event at the time of receipt and taxes and interest are currently due on this payment in the amount of approximately €3.4 million ($4.1 million). Accordingly, we have provided for this contingency and recorded a current liability in the amount of the taxes and interest. We recorded a deferred tax asset for this contingency, however we have not recorded a valuation allowance against this deferred tax asset as it resulted from a timing difference on the revenue recognition of the receipt of the payment. We do not agree with the position that has been taken by the Dutch tax authorities and, if necessary, we will defend our position vigorously.

Litigation

We are, in the ordinary course of business, a claimant and/or defendant in various legal proceedings. Management does not believe that the outcome of these legal proceedings, individually, and in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Note 9 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the U.K. and Dutch sectors of the North Sea. Management reviews and evaluates the operations separately of its Gulf of Mexico segment and its North Sea segment. Each segment is an aggregation of operations subject to similar economic and regulatory

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conditions such that they are likely to have similar long-term prospects for financial performance. The operations of both segments include natural gas and liquid hydrocarbon production and sales. The Company evaluates the segments based on income (loss) from operations. Segment activity for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

For the Three Months Ended –	Gulf of Mexico	North Sea	Total
March 31, 2006:
Revenues	$39,473	$5,772	$45,245
Depreciation, depletion and amortization	15,040	2,230	17,270
Income from operations	6,375	1,179	7,554
Total assets	727,586	214,120	941,706
Additions to oil and gas properties	62,851	33,226	96,077

March 31, 2005:
Revenues	$32,670	$4,310	$36,980
Depreciation, depletion and amortization	18,324	2,178	20,502
Income from operations	6,450	349	6,799
Total assets	296,750	71,827	368,577
Additions to oil and gas properties	27,091	15,224	42,315

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

We seek to create value and reduce operating risks through the acquisition and development of proved oil and natural gas reserves in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of oil and natural gas pipelines and production / processing platforms; and

•	relatively stable regulatory environment for offshore oil and natural gas development and production.

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

First Quarter 2006 Highlights

Our financial and operating performance for the first quarter of 2006 included the following highlights:

•	Commencement of first production late in the quarter from Mississippi Canyon 711 in the deepwater Gulf of Mexico and L-06d in the Dutch North Sea, with impact from the related production of the projects to be realized in the second quarter results;

•	Achieved the final goal of the ATP Employee Volvo Challenge by attaining a production rate of 160 MMcfe per day;

•	Improved our financial strength with the issuance of $150.0 million 12.5% Series B Cumulative Perpetual Preferred Stock;

•	Acquired Green Canyon 37, a property with logged oil & gas zones;

•	Recorded production of 5.9 Bcfe, revenue of $45.2 million which resulted in a net loss available to common stockholders of $9.9 million; and,

•	Since the beginning of 2006, added 23 Bcfe of cash flow hedges for 2006 and 2007 at an average price of $10.91 per Mcfe ($10.56 for 2006 and $11.34 per Mcfe for 2007).

A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K, as amended.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

For the three months ended March 31, 2006, we reported net loss available to common shareholders of $9.9 million, or $0.34 per share on total revenue of $45.2 million as compared with a net income available to common shareholders of $1.0 million, or $0.03 per share, on total revenue of $37.0 million for the three months ended March 31, 2005. Results from the first quarter 2006 were impacted by the destructive aftermath of hurricanes Katrina and Rita, and the resultant industry rush to complete repairs and rehabilitation efforts in an atmosphere of scarce resources and ever increasing costs due to the demand for such services. Additionally, our capital structure allowed us to complete our development activities initiated in 2005; however, the related production from those activities will not significantly enhance our results until the second quarter 2006 while our current results reflect the cost of that financing structure.

Oil and Gas Revenues

Revenues presented in the table and in the discussion below represent revenues from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 72% and 59% of our oil production was sold under these contracts for the three months ended March 31, 2006 and 2005, respectively. Approximately 41% and 43% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Three Months Ended March 31,		% Change in 2006 from 2005
	2006	2005
Production:
Natural gas (MMcf)	5,033	4,594	10%
Oil and condensate (MBbls)	150	198	(24)%
Total (MMcfe)	5,935	5,779	3%

Revenues from production (in thousands):
Natural gas	$38,956	$28,637	36%
Effects of cash flow hedges	(450)	412	(100)%

Total	$38,506	$29,049	33%

Oil and condensate	$6,719	$7,930	(15)%
Effects of cash flow hedges	—	—	—

Total	$6,719	$7,930	(15)%

Natural gas, oil and condensate	$45,675	$36,567	25%
Effects of cash flow hedges	(450)	412	(100)%

Total	$45,225	$36,979	22%

Average sales price per unit:
Natural gas (per Mcf)	$7.74	$6.23	24%
Effects of cash flow hedges (per Mcf)	(0.09)	0.09	(100)%

Total (per Mcf)	$7.65	$6.32	21%

Oil and condensate (per Bbl)	$44.72	$40.15	11%
Effects of cash flow hedges (per Bbl)	—	—	—

Total (per Bbl)	$44.72	$40.15	11%

Natural gas, oil and condensate (per Mcfe)	$7.70	$6.33	22%
Effects of cash flow hedges (per Mcfe)	(0.08)	0.07	(100)%

Total (per Mcfe)	$7.62	$6.40	19%

Oil and gas revenue. Oil and gas revenue increased 22% in the first quarter of 2006 compared to the same period in 2005 primarily as a result of a 19% increase in average realized prices and a 3% increase in average sales volumes in 2006 as compared to 2005.

Lease Operating. Lease operating expenses for the first quarter of 2006 increased to $10.7 million ($1.80 per Mcfe) from $4.6 million ($0.79 per Mcfe) in the first quarter of 2005. The increase per Mcfe was primarily attributable to higher costs as a result of the hurricanes in 2005, as well as higher operating costs on producing properties acquired late in 2005. We are actively reviewing the cost structures on the newly acquired properties and expect these costs to be lower in future periods.

General and Administrative. General and administrative expense increased $1.5 million to $5.8 million from the first quarter of 2005. The increase was primarily due to higher costs in the 2006 period for personnel, professional and legal fees, partially offset by lower administrative expenses associated with geological/geophysical activities. General and administrative expense for the first quarter 2006 and 2005 includes a charge of $0.3 million and $0.4 million, respectively, for the earned compensation related to the ATP Employee Volvo Challenge which was successfully achieved and fully accrued for in the first quarter 2006.

Stock-based Compensation. In the first quarter of 2006 we recorded an aggregate $2.2 million of compensation expense related to our outstanding stock options and restricted stock grants in accordance with the provisions of SFAS No. 123(R) which was adopted on January 1, 2006. There was no such compensation expense in the first quarter of 2005.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $3.2 million (16%) during the first quarter of 2006 to $17.3 million from $20.5 million for the same period in 2005. The average DD&A rate was $2.91 per Mcfe in the first quarter of 2006 compared to $3.55 per Mcfe in the same quarter of 2005. The lower rate for 2006 compared to 2005 is due to one of our higher cost producing properties being shut-in during 2006 while awaiting the completion of hurricane related repairs.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of approximately $47.0 million, an increase of approximately $46.4 million from December 31, 2005.

We have financed our acquisition and development activities through a combination of bank borrowings and proceeds from our equity offerings, as well as cash from operations and the sale on a promoted basis of interests in selected properties. We intend to finance our near-term development projects in the Gulf of Mexico and North Sea through available cash flows, remaining proceeds from our preferred stock proceeds and potentially by selling a portion of our interests in the development projects. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows
Cash provided by (used in):
Operating activities	28,844	10,716
Investing activities	(96,191)	(42,469)
Financing activities	143,699	173

Cash provided by operating activities in the first quarter of 2006 and 2005 was $28.8 million and $10.7 million, respectively. Cash flow from operations increased primarily due to higher natural gas revenues during the first quarter of 2006 compared to the first quarter of 2005, partially offset by slightly lower oil sales. Gas sales increased by $9.5 million, or 33%, due to higher average realized prices and volumes, and oil sales decreased by $1.2 million, or 15% (primarily due to volume declines). The increase in sales revenue was attributable to higher gas production and higher average oil and gas prices during the first quarter of 2006.

Cash used in investing activities was $96.2 million and $42.5 million in the first quarter of 2006 and 2005, respectively. Cash expended in the Gulf of Mexico and North Sea was approximately $62.8 million and $33.2 million in first quarter of 2006. Additions to oil and gas properties in the Gulf of Mexico and North Sea were approximately $27.1 million and $15.2 million in first quarter of 2005.

Cash provided by financing activities was $143.7 million and $0.2 million in the first quarter of 2006 and 2005, respectively. Such amount for the 2006 period was primarily due to the issuance of our 12.5% Series B Cumulative Preferred Stock for $145.5 million (net of issuance costs).

Term Loan

At March 31, 2006, we had $346.5 million outstanding on our Senior Secured First Lien Term Loan Facility (“Term Loan”). The Term Loan matures in April 2010. It is secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector North Sea and is guaranteed by our wholly owned subsidiaries ATP Energy, Inc. and ATP Oil & Gas (UK) Limited. The Term Loan bears interest at the base rate plus a margin of 4.50% or LIBOR plus a margin of 5.50% at the election of ATP. On March 31, 2006, the weighted average rate on outstanding borrowings was approximately 10.4%. No additional borrowings under the Term Loan were available at that date.

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

As of March 31, 2006, we were in compliance with all of the financial covenants of our Term Loan. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan.

Series A Preferred

On August 2, 2005, ATP entered into a Subscription Agreement for the private placement of 175,000 shares of its 13.5% Series A cumulative perpetual preferred stock, par value, $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000.00 per share. The Series A Preferred Stock is not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $175.0 million and the Company paid $5.25 million in placement agent commissions. The issuance of the Series A Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

The Subscription Agreement for the Series A Preferred Stock provides for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial rate of 13.5%, subject to escalation in the applicable dividend rate under certain conditions; (3) no voting rights; (4) special provisions in the event of a fundamental change in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Series A Preferred Stock.

The Company has the right to redeem the Series A Preferred Stock at its option at any time after a fundamental change or the later of February 3, 2006 or the specified debt satisfaction date at a premium that declines until February 3, 2009, at which time the Series A Preferred Stock may be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a fundamental change in the Company or the repayment of the currently outstanding debt, the Company must notify the preferred stockholders whether it will offer to redeem the Series A Preferred Stock. If the Company chooses not to offer to redeem the Series A Preferred Stock, then it will be deemed a fundamental change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate will escalate by 5% per quarter, to a maximum of 25%. Such escalation will continue until either of such defaults is cured, unless the Company has previously exercised its optional redemption right with respect to all of the shares of Series A Preferred Stock then outstanding. The Company is under no obligation to offer to redeem the Series A Preferred Stock under any circumstances.

Series B Preferred

On March 20, 2006, ATP entered into a Subscription Agreement for the private placement of 150,000 shares of its 12.5% Series B cumulative perpetual preferred stock, par value, $0.001 per share (the “Series B Preferred Stock”), at a price of $1,000.00 per share. The Series B Preferred Stock is not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $150.0 million and the Company paid $4.5 million in placement agent commissions. The issuance of the Series B Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

The Statement of Resolutions establishing the Series B Preferred Stock provides for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial annual rate of 12.5%, subject to escalation in the applicable annual dividend rate under certain conditions; (3) no voting rights; (4) special provisions in the event of a fundamental change in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Preferred Stock.

The Company has the right to redeem the Series B Preferred Stock at its option at any time at a premium that declines until February 3, 2009, at which time the preferred stock may be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a fundamental change in the Company or the repayment of the currently outstanding debt, the Company must notify the preferred stockholders whether it will offer to redeem the Series B Preferred Stock. If the Company chooses not to offer to redeem the Series B Preferred Stock, then it will be deemed a fundamental change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate will escalate by 5% per quarter, to a maximum of 25%. Such escalation will continue until either of such defaults is cured, unless the Company has previously exercised its optional redemption right with respect to all of the shares of Series B Preferred Stock then outstanding. The Company is under no obligation to offer to redeem the Series B Preferred Stock under any circumstances.

As of March 31, 2006, non-cash preferred dividends were accrued for the Series A Preferred Stock and the Series B Preferred Stock in the amount of $6.2 million and $0.6 million, respectively. Such dividends may be paid in cash under the terms of each series of preferred stock upon the earlier to occur of full repayment of our existing Term Loan or April 15, 2011.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Annual Report on Form 10-K, as amended, includes a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the Term Loan. See the discussion of our Term Loan in Note 3 to the consolidated financial statements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Foreign Currency Risk.

The net assets, net earnings and cash flows from our wholly owned subsidiaries in the U.K. and the Netherlands are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local currency in U.S. dollars. We have not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies relative to the U.S dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on that evaluation, such officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2006, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2005 Form 10-K, as amended.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 & 5 are not applicable and have been omitted.

Item 6. Exhibits

Exhibits
4.1	Statement of Resolutions Establishing the 12 1/2% Series B Cumulative Perpetual Preferred Stock of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 20, 2006.

4.2	Form of Subscription Agreement, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated March 20, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: May 10, 2006	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer