Form 10-Q
period 2006-09-30
ATP OIL & GAS CORP
filed 2006-11-07
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of November 6, 2006, was 30,143,245.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$61,263	$65,566
Restricted cash	26,298	12,209
Accounts receivable (net of allowance of $308 and $367)	148,714	83,571
Deferred tax asset	4,633	—
Derivative asset	1,272	—
Other current assets	12,464	4,454

Total current assets	254,644	165,800

Oil and gas properties (using the successful efforts method of accounting)
Proved properties	1,348,746	890,402
Unproved properties	33,936	8,882

	1,382,682	899,284
Less: Accumulated depletion, impairment and amortization	(400,646)	(271,863)

Oil and gas properties, net	982,036	627,421

Furniture and fixtures (net of accumulated depreciation)	1,136	1,175
Deferred tax asset	1,342	4,025
Derivative asset	177	—
Deferred financing costs, net	24,337	17,922
Other assets, net	11,549	7,420

Total assets	$1,275,221	$823,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$208,987	$144,675
Current maturities of long-term debt	5,250	3,500
Current maturities of long-term capital lease	22,962	8,679
Asset retirement obligation	13,201	7,097
Derivative liability	—	1,282

Total current liabilities	250,400	165,233

Long-term debt	513,301	337,489
Long-term capital lease	—	34,437
Asset retirement obligation	87,967	60,267
Deferred tax liability	5,738	—
Other long-term liabilities and deferred obligations	—	8,826

Total liabilities	857,406	606,252

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; 325,000 issued and outstanding at September 30, 2006; 175,000 issued and outstanding at December 31, 2005	364,198	184,858
Common stock: $0.001 par value, 100,000,000 shares authorized; 30,219,085 issued and 30,143,245 outstanding at September 30, 2006; 29,668,517 issued and 29,592,677 outstanding at December 31, 2005	30	29
Additional paid-in capital	148,125	149,267
Accumulated deficit	(103,649)	(101,333)
Accumulated other comprehensive income (loss)	10,022	(4,693)
Unearned compensation	—	(9,706)
Treasury stock	(911)	(911)

Total shareholders’ equity	417,815	217,511

Total liabilities and shareholders’ equity	$1,275,221	$823,763

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Oil and gas production	$132,822	$26,342	$286,952	$96,810

Costs and operating expenses:
Lease operating	22,848	4,796	54,800	15,377
Exploration	1,660	3,067	2,168	5,574
General and administrative	4,643	3,893	14,477	13,247
Stock-based compensation	3,160	—	8,686	—
Depreciation, depletion and amortization	55,026	12,289	115,545	47,993
Impairment of oil and gas properties	11,760	—	11,760	—
Accretion	2,255	622	5,473	1,801
Loss on abandonment	349	248	3,855	324

	101,701	24,915	216,764	84,316

Income from operations	31,121	1,427	70,188	12,494

Other income (expense):
Interest income	1,377	1,518	3,157	3,006
Interest expense	(14,780)	(9,760)	(38,049)	(24,644)
Other income (expense)	—	(6)	—	2

	(13,403)	(8,248)	(34,892)	(21,636)

Income (loss) before income taxes	17,718	(6,821)	35,296	(9,142)

Income tax (expense) benefit:
Current	(2,195)	—	(4,036)	—
Deferred	(2,814)	—	(4,236)	—

	(5,009)	—	(8,272)	—

Net income (loss)	12,709	(6,821)	27,024	(9,142)

Preferred stock dividends	(11,536)	(3,756)	(29,340)	(3,756)

Net income (loss) available to common shareholders	$1,173	$(10,577)	$(2,316)	$(12,898)

Net income (loss) per common share – basic and diluted	$0.04	$(0.36)	$(0.08)	$(0.44)

Weighted average number of common shares:
Basic	29,776	29,109	29,643	29,005
Diluted	30,406	29,922	30,342	29,833

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income (loss)	$27,024	$(9,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation, depletion and amortization	115,545	47,993
Impairment of oil and gas properties	11,760	—
Accretion	5,473	1,801
Deferred income taxes	4,236	—
Dry hole costs	—	5,164
Amortization of deferred financing costs	4,387	2,982
Stock-based compensation	8,686	—
Ineffectiveness of cash flow hedges	45	(189)
Other noncash items	4,424	1,320
Changes in assets and liabilities –
Accounts receivable and other current assets	(81,935)	7,269
Accounts payable and accruals	9,955	4,185
Other assets	(1,146)	—
Other long-term liabilities and deferred obligations	(3,108)	7

Net cash provided by operating activities	105,346	61,390

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(390,916)	(272,603)
Additions to furniture and fixtures	(331)	(427)
Increase in restricted cash	(13,296)	(12,312)

Net cash used in investing activities	(404,543)	(285,342)

Cash flows from financing activities
Proceeds from long-term debt	178,500	132,113
Payments of long-term debt	(2,188)	(2,300)
Deferred financing costs	(11,116)	(10,416)
Issuance of preferred stock, net of issuance costs	145,463	169,440
Payments of capital lease	(20,869)	—
Exercise of stock options	4,416	3,536
Other	—	(68)

Net cash provided by financing activities	294,206	292,305

Effect of exchange rate changes on cash	688	(3,757)

Increase (decrease) in cash and cash equivalents	(4,303)	64,596
Cash and cash equivalents, beginning of period	65,566	102,774

Cash and cash equivalents, end of period	$61,263	$167,370

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,717	$20,194

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss) available to common shareholders	$1,173	$(10,577)	$(2,316)	$(12,898)

Other comprehensive income (loss), net of tax:
Reclassification adjustment for settled contracts (net of income tax of $0)	1,429	297	3,439	5
Change in fair value of outstanding hedge positions (net of income tax of $0)	514	1,505	(3,832)	(734)
Foreign currency translation adjustment	4,327	(2,650)	15,108	(5,667)

Other comprehensive income (loss)	6,270	(848)	14,715	(6,396)

Comprehensive income (loss)	$7,443	$(11,425)	$12,399	$(19,294)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2005 Annual Report on Form 10-K, as amended. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire year.

Note 2 — Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance is not expected to materially impact our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. Adoption of this standard is not expected to materially impact our financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the potential impact that implementing FIN 48 may have on our financial statements.

Note 3 — Oil and Gas Properties

During the third quarter of 2006, ATP acquired 100% of the working interest in Atwater Valley Block 63 and the remaining 25% working interest not previously acquired in Mississippi Canyon (“MC”) Blocks 941 and 943. During the second quarter of 2006, ATP acquired 75% of the working interest in MC Blocks 941 and 943, and

100% of the working interest in MC Block 942. During the first quarter of 2006, ATP acquired 100% of the working interest in Green Canyon Block 37. The total cash consideration paid for acquisitions during the nine months ended September 30, 2006 was $33.3 million.

During October 2005, ATP acquired substantially all of the oil and gas assets of a privately held company, consisting of 19 blocks located on the Gulf of Mexico Outer Continental Shelf. The final adjustments to the purchase price were recorded during the three months ended September 30, 2006. The final adjusted purchase price was $41.7 million in cash, plus net liabilities assumed totaling an estimated $28.9 million for future property abandonment operations. The purchase price was allocated $65.6 million to proved oil and gas property and $5.0 million to unproved property.

In accordance with SFAS No. 144, “Accounting for the Impairments or Disposal of Long-Lived Assets,” we review our oil and gas properties for impairment. During the three and nine months ended September 30, 2006, we recorded an impairment of certain of our oil and gas properties totaling $11.8 million, representing the excess carrying costs over the discounted present values of the estimated future production from those properties.

Note 4 — Asset Retirement Obligations

Following is a reconciliation of the beginning and ending asset retirement obligation for the period ended September 30, 2006 (in thousands):

Nine Months Ended September 30, 2006
Asset retirement obligation at January 1	$67,364
Liabilities incurred	32,203
Liabilities settled	(3,537)
Changes in estimates	(1,567)
Accretion	5,473
Foreign currency translation	1,232

Asset retirement obligation at end of period	$101,168

Note 5 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Term loan, net of unamortized discount of $5,137 and $6,386	$518,551	$340,989
Less current maturities	(5,250)	(3,500)

Total long-term debt	$513,301	$337,489

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

The Term Loan Facility bears interest at either the base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25% at the election of ATP. At September 30, 2006, the weighted average rate on outstanding borrowings was approximately 8.73%.

As of September 30, 2006, we were in compliance with all of the financial covenants of our Term Loan Facility. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan Facility.

Note 6 — Preferred Stock

The Company’s preferred stock, par value $0.001 per share, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Series A 13 1/2% cumulative perpetual preferred stock; 175,000 shares issued and outstanding at September 30, 2006 and December 31, 2005; liquidation preference at September 30, 2006 and December 31, 2005 of $1,166 and $1,056 per share, respectively	$204,125	$184,858
Series B 12 1/2% cumulative perpetual preferred stock; 150,000 shares issued and outstanding at September 30, 2006; liquidation preference of $1,067 per share	160,073	—
Junior participating preferred stock pursuant to the Shareholders Rights Plan; none issued	—	—

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

The Statement of Resolutions establishing the Series A Preferred Stock provides for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial rate of 13.5%, subject to escalation in the applicable dividend rate under certain conditions; (3) no voting rights (except as required by law or after the occurrence of various extraordinary events); (4) special provisions in the event of a Fundamental Change (as defined in the Statement of Resolutions) in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Series A Preferred Stock.

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

As of September 30, 2006, noncash preferred dividends were accrued for the Series A Preferred Stock and the Series B Preferred Stock in the amount of $29.1 million and $10.1 million, respectively. Such dividends may be paid in cash under the terms of each series of preferred stock upon the earlier to occur of full repayment of our existing Term Loan or April 15, 2011.

Note 7 — Stock–Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Share-Based Payment,” as amended, using the modified prospective transition method which requires, among other things, current recognition of compensation expense for share-based compensation granted after January 1, 2006, and for that portion of prior period share-based compensation for which the requisite service has not been rendered that was outstanding as of January 1, 2006. We recognized stock option compensation expense of approximately $0.4 million and $1.4 million for the three months and nine months ended September 30, 2006, respectively.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss available to common shareholders, as reported	$(10,577)	$(12,898)
Total stock based employee compensation benefit determined under fair value for all awards, net of related tax effects	(125)	(375)

Pro forma net loss	$(10,702)	$(13,273)

Earnings per share:
Basic and diluted earnings per share – as reported	$(0.36)	$(0.44)
Basic and diluted earnings per share – pro forma	(0.37)	(0.46)

The fair values of options granted during the three months and nine months ended September 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants in 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average volatility	52%	46%	51%	47%
Expected term (in years)	4.3	4.5	4.3	4.5
Risk-free rate	4.8%	4.1%	4.6%	3.7%

Volatilities are based on the historical volatility of our closing common stock price. Expected term of options granted is derived from output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the comparable U.S. Treasury rates in effect at the time of each grant. The weighted average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $13.80 and $10.28, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.2 million and $5.7 million, respectively.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $16.21 and $6.51, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $12.2 million and $8.4 million, respectively. The following table sets forth a summary of option transactions for the nine-month period ended September 30, 2006:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value ($000) (1)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at January 1	1,016,361	$14.38
Granted	218,250	38.32
Exercised	(449,752)	9.82
Canceled	(22,418)	31.38
Expired	(15,715)	8.90

Outstanding at end of period	746,726	23.73	$10,148	3.66

Vested and expected to vest	690,203	23.74	9,376	3.58

Options exercisable at end of period	155,212	15.33	3,355	3.02

(1)	Based upon the difference between the market price of the common stock on the last trading date of the quarter and the option exercise price of in-the-money options.

A summary of the status of ATP’s nonvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Number of Options	Weighted Average Grant-date Fair Value
Nonvested at January 1	540,864	$6.28
Granted	209,750	11.76
Vested	(145,182)	5.74
Forfeited	(13,918)	8.36

Nonvested at end of period	591,514	8.31

At September 30, 2006, unrecognized compensation expense related to nonvested stock option grants totaled $2.9 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.9 years.

On September 25, 2006, we granted 3,000 shares of restricted stock with a weighted average grant date fair value of $36.61 per share to an employee. On June 14, 2006, we granted 21,816 shares of restricted stock with a weighted average grant date fair value of $36.68 per share to our non-employee directors. Such restricted stock grants vest over a three-year period. On April 4, 2006, we granted 31,500 shares of restricted stock with a weighted average grant date fair value of $44.63 per share to our non-employee directors. Such restricted stock grants vest on January 15, 2007. On February 9, 2006, we granted 44,500 shares of restricted stock with a weighted average grant date fair value of $37.82 per share to employees. Such restricted stock grants vest over a three-year period. Each of the above restricted stock grants is subject to forfeiture, and cannot be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. We will recognize compensation expense over the vesting period of these shares. During the three months and nine months ended September 30, 2006, we recognized aggregate compensation expense of $2.7 million and $7.3 million, respectively, related to outstanding restricted stock grants.

The following table sets forth the restricted stock transactions for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000) (2)
Outstanding at January 1	265,363	$36.79
Granted (1)	100,816	39.67

Outstanding at end of period	366,179	37.58	$13,527

(1)	The weighted average grant date fair value of restricted stock granted for the nine months ended September 30, 2006 was $39.67. No restricted stock grants were outstanding at September 30, 2005.

(2)	Based upon the closing market price of the common stock on the last trading date of the quarter.

At September 30, 2006, unrecognized compensation expense related to restricted stock totaled $6.4 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.0 years.

Note 8 — Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares are excluded from the computation of weighted average common shares outstanding if their effect is antidilutive. In the table below, approximately 813,000 and 828,000 potential common stock equivalents have been excluded from the calculations for the three months and nine months ended September 30, 2005, respectively, because their effect would be antidilutive.

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income
Net income (loss)	$12,709	$(6,821)	$27,024	$(9,142)
Less preferred dividends	(11,536)	(3,756)	(29,340)	(3,756)

Net income (loss) available to common shareholders	$1,173	$(10,577)	$(2,316)	$(12,898)

Shares outstanding
Weighted average shares outstanding - basic	29,776	29,109	29,643	29,005
Effect of potentially dilutive securities - stock options and warrants	471	813	565	828
Unvested restricted stock	159	–	134	–

Weighted average shares outstanding - diluted	30,406	29,922	30,342	29,833

Net income (loss) available to common shareholders per share – basic and diluted	$0.04	$(0.36)	$(0.08)	$(0.44)

Note 9 — Derivative Instruments and Price Risk Management Activities

Derivative financial instruments are utilized from time to time to manage or reduce commodity price risk related to our production. All derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Derivative contracts that do not qualify for hedge accounting, if any, are recorded at fair value on our consolidated balance sheet and the associated unrealized gains and losses are recorded as a component of revenues in the current period. As of September 30, 2006, all of our derivatives qualified for hedge accounting treatment.

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

At September 30, 2006 and December 31, 2005, Accumulated Other Comprehensive Income (Loss) included $1.7 million and $1.3 million of unrealized gains, respectively, on our cash flow hedges. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues.

At September 30, 2006, we had oil and natural gas derivatives that qualified as cash flow hedges with respect to our future production as follows:

Area	Period	Type	Volumes	Average Price	Floor Price	Net Fair Value Asset (Liability)
				$/MMBtu	$/Bbl	($000)
Oil (Bbls)
Gulf of Mexico	2006	Puts	506,000	—	$57.50	188
Gulf of Mexico	2007	Puts	860,000	—	58.56	1,262

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended. This exemption permits, at our option, the use of the accrual basis of accounting as opposed to fair value accounting for the contracts. At September 30, 2006, we had fixed-price contracts in place for the following natural gas and oil volumes:

Period	Volumes	Average Fixed Price (1)
Natural gas (MMBtu)
Gulf of Mexico:
2006	1,073,000	$9.76
2007	1,350,000	10.83
North Sea:
2006	1,070,000	$13.39
2007	3,180,000	10.23
Oil (Bbl) – Gulf of Mexico:
2006	294,400	$65.21
2007	1,434,000	70.60
2008	366,000	76.55

(1)	Includes the effect of basis differentials.

Note 10 — Commitments and Contingencies

Contingencies

The hurricane season of 2005 resulted in significant delays in our development activities, additional costs to these developments, repairs to existing producing properties and production losses and deferments in 2005 and 2006 at many of our producing properties. Most of the physical damage to our assets was covered by our insurance. At September 30, 2006 and December 31, 2005, we had a receivable for approximately $14.8 million and $13.5 million, respectively (net of $0.5 million in deductibles for hurricanes Katrina and Rita) for our expected insurance recovery of damage assessment costs and repairs which were made during the periods. In addition, we expect to recover amounts under our loss of production insurance policy, however due to the uncertainty of the ultimate amount no receivable has been recorded for that expected recovery.

During 2005, we purchased additional interest in the Tors property in the U.K. sector of the North Sea, and agreed to pay the seller contingent consideration of £2.0 million 180 days after first production, interest on such amount if the payment date meets certain criteria, and a second and third contingent payment of £1.0 million each after certain cumulative production amounts have been achieved from the property. During June 2006, we recorded a liability for $3.6 million (£2.0 million) for the initial obligation.

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

Note 11 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the U.K. and Dutch sectors of the North Sea. Management reviews and evaluates the operations separately of its Gulf of Mexico segment and its North Sea segment. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. The operations of both segments include natural gas and liquid hydrocarbon production and sales. The Company evaluates the segments based on income (loss) from operations. Segment activity for the three months and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Gulf of Mexico	North Sea	Total
For the Three Months Ended –

September 30, 2006:
Revenues	$102,963	$29,859	$132,822
Depreciation, depletion and amortization	41,475	13,551	55,026
Impairment of oil and gas properties	11,760	—	11,760
Income from operations	22,489	8,632	31,121
Additions to oil and gas properties	137,855	82,423	220,278

September 30, 2005:
Revenues	$26,342	$—	$26,342
Depreciation, depletion and amortization	12,252	37	12,289
Income from operations	3,423	(1,996)	1,427
Additions to oil and gas properties	64,439	61,207	125,646

For the Nine Months Ended –

September 30, 2006:
Revenues	$228,547	$58,405	$286,952
Depreciation, depletion and amortization	87,993	27,552	115,545
Impairment of oil and gas properties	11,760	—	11,760
Income from operations	55,004	15,184	70,188
Total assets	874,947	400,274	1,275,221
Additions to oil and gas properties	308,873	174,525	483,398

September 30, 2005:
Revenues	$90,475	$6,335	$96,810
Depreciation, depletion and amortization	44,370	3,623	47,993
Income from operations	14,931	(2,437)	12,494
Total assets	521,581	182,426	704,007
Additions to oil and gas properties	169,016	103,587	272,603

Note 12 — Subsequent Event

During the fourth quarter of 2006, the Company expects to receive approximately $7.3 million of Loss of Production Income insurance proceeds related to the impact of the 2005 hurricanes. These amounts have not been recognized in prior periods due to uncertainties as to amount and timing, and therefore will be recognized as income during the period as realized.

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

Our focus is on acquiring properties that have become non-core or non-strategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe offer greater reserve potential. Some projects provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller. Given our strategy of acquiring properties that contain undeveloped reserves and reservoirs, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

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

Third Quarter 2006 Highlights

Our financial and operating performance for the third quarter of 2006 included the following highlights:

•	Achieved a second consecutive quarter of record production with an average rate of 174.1 MMcfe/d;
•	Recorded quarterly revenue of $132.8 million and net income available to common shareholders of $1.2 million;
•	Added six wells to production during the first nine months of 2006, with nine additional near-term wells scheduled to come online, three in the fourth quarter 2006 and six in the first half 2007;
•	Acquired seven blocks in the Gulf of Mexico in 2006 and executed the contract to build a MinDOC floating production platform, which will service the company’s deepwater properties – Mirage, Morgus, and Telemark.

A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K, as amended.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we reported net income available to common shareholders of $1.2 million, or $0.04 per basic and diluted share on total revenue of $132.8 million, as compared with a net loss available to common shareholders of $10.6 million, or $0.36 per basic and diluted share, on total revenue of $26.3 million for the three months ended September 30, 2005.

Oil and Natural Gas Revenues. Revenues presented in the table and in the discussion below represent revenues from sales of our oil and natural gas production volumes, and exclude the impact, if any, of hedging ineffectiveness. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 16% and 80% of our natural gas production was sold under these contracts for the three months ended September 30, 2006 and 2005, respectively. Approximately 66% and 63% of our oil production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Three Months Ended September 30,		% Change in 2006 from 2005
	2006	2005
Production:
Natural gas (MMcf)	8,726	2,718	221%
Oil and condensate (MBbls)	1,215	181	571%
Total (MMcfe)	16,017	3,807	321%

Revenues from production (in thousands):
Natural gas	$60,045	$18,981	216%
Effects of cash flow hedges	2,934	(117)	2,607%

Total	$62,979	$18,864	234%

Oil and condensate	$71,056	$7,463	852%
Effects of cash flow hedges	(1,140)	—	—

Total	$69,916	$7,463	837%

Natural gas, oil and condensate	$131,101	$26,444	396%
Effects of cash flow hedges	1,794	(117)	1,633%

Total	$132,895	$26,327	405%

Average sales price per unit:
Natural gas (per Mcf)	$6.88	$6.98	(1)%
Effects of cash flow hedges (per Mcf)	0.34	(0.04)	950%

Total (per Mcf)	$7.22	$6.94	4%

Oil and condensate (per Bbl)	$58.46	$41.16	42%
Effects of cash flow hedges (per Bbl)	(0.94)	—	—

Total (per Bbl)	$57.52	$41.16	40%

Natural gas, oil and condensate (per Mcfe)	$8.19	$6.95	18%
Effects of cash flow hedges (per Mcfe)	0.11	(0.03)	467%

Total (per Mcfe)	$8.30	$6.92	20%

Revenues from production increased 405% in the third quarter of 2006 compared to the same period in 2005. During the third quarter of 2006, our production increased 321% from the comparative period in 2005 due to significant production from our new developments at L-06 in the Dutch Sector North Sea, Tors in the UK sector North Sea and Mississippi Canyon 711 (Gomez) in the Gulf of Mexico. The comparable revenues were impacted favorably by a 20% increase in our average sales price per unit.

Lease Operating. Lease operating expenses for the third quarter of 2006 increased to $22.8 million ($1.43 per Mcfe) from $4.8 million ($1.26 per Mcfe) in the third quarter of 2005. The increase was primarily attributable to the aforementioned increase in production as well as increases in insurance costs and the expenses attributable to uninsured hurricane repairs. The increase per unit of production was primarily attributable to the increase in insurance and other operating costs and the uninsured hurricane repairs.

Exploration. Exploration expense for the periods included geological and geophysical costs incurred in connection with evaluating oil and gas properties. Additionally, during the third quarter of 2005, exploration expense included approximately $3.1 million related to an exploratory, step-out well at our producing Eugene Island 30/71 complex.

General and Administrative. General and administrative expense increased to $4.6 million for the third quarter of 2006 compared to $3.9 million for the same period of 2005 primarily due to increases in legal, professional and consulting fees, partially offset by the prior year provision for the ATP Employee Volvo Challenge Plan.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased $42.7 million (348%) during the third quarter of 2006 to $55.0 million from $12.3 million for the same period in 2005. The overall DD&A expense increase was mainly due to increased production from our newly developed properties in 2006. The average DD&A rate was $3.44 per Mcfe in the third quarter of 2006 compared to $3.23 per Mcfe in the same quarter of 2005.

Impairment of oil and gas properties. We recorded an impairment of oil and gas properties for the third quarter of 2006 totaling $11.8 million related to certain producing properties acquired during 2005. This amount represents the excess carrying costs over the discounted present values of the estimated future production from those properties.

Accretion. Accretion expense increased to $2.3 million for the third quarter of 2006 compared to $0.6 million for the same period of 2005 primarily due to the accretion associated with the new abandonment liabilities incurred late in 2005 and early 2006.

Income Taxes. We recorded a tax provision of $5.0 million during the quarter ended September 30, 2006, related to our foreign jurisdictions, based on the expected 2006 effective tax rate of each jurisdiction. The rates were determined based on the projected results of operations for the year, the valuation allowance released and permanent differences affecting the overall tax rate in each foreign jurisdiction. In the U.S., the tax provision recorded on our book income was offset by a release of valuation allowance. In the comparable quarter of 2005 we recorded a tax benefit based on our losses, which was offset by a valuation allowance.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we reported net loss available to common shareholders of $2.3 million, or $0.08 per basic and diluted share on total revenue of $287.0 million as compared with a net loss available to common shareholders of $12.9 million, or $0.44 per share, on total revenue of $96.8 million for the nine months ended September 30, 2005.

Oil and Natural Gas Revenues. Revenues presented in the table and in the discussion below represent revenues from sales of our oil and natural gas production volumes, and exclude the impact, if any, of hedging ineffectiveness. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 22% and 57% of our natural gas production was sold under these contracts for the nine months ended September 30, 2006 and 2005, respectively. Approximately 63% and 59%, respectively, of our oil production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Nine Months Ended September 30,		% Change in 2006 from 2005
	2006	2005
Production:
Natural gas (MMcf)	22,380	11,033	103%
Oil and condensate (MBbls)	2,181	584	273%
Total (MMcfe)	35,469	14,537	144%

Revenues from production (in thousands):
Natural gas	$160,739	$72,245	122%
Effects of cash flow hedges	2,479	40	6,098%

Total	$163,218	$72,285	126%

Oil and condensate	$125,793	$24,337	417%
Effects of cash flow hedges	(2,014)	—	—

Total	$123,779	$24,337	409%

Natural gas, oil and condensate	$286,532	$96,582	197%
Effects of cash flow hedges	465	40	1,063%

Total	$286,997	$96,622	197%

Average sales price per unit:
Natural gas (per Mcf)	$7.18	$6.55	10%
Effects of cash flow hedges (per Mcf)	0.11	—	—

Total (per Mcf)	$7.29	$6.55	11%

Oil and condensate (per Bbl)	$57.66	$41.67	38%
Effects of cash flow hedges (per Bbl)	(0.92)	—	—

Total (per Bbl)	$56.74	$41.67	36%

Natural gas, oil and condensate (per Mcfe)	$8.08	$6.64	22%
Effects of cash flow hedges (per Mcfe)	0.01	—	—

Total (per Mcfe)	$8.09	$6.65	22%

Revenues from production increased 197% in the nine months ended September 30, 2006 compared to the same period in 2005. During the 2006 period our production increased 144% from the comparative period in 2005 due to significant production from our new developments at L-06 in the Dutch Sector North Sea, Tors in the UK sector North Sea and Mississippi Canyon 711 (Gomez) in the Gulf of Mexico. The comparable revenues were impacted favorably by a 22% increase in our average sales price per unit.

Lease Operating. Lease operating expenses for the nine months ended September 30, 2006 increased to $54.8 million ($1.55 per Mcfe) from $15.4 million ($1.06 per Mcfe) in the same period of 2005. The increase was primarily attributable to the aforementioned increase in production as well as increases in insurance costs and the expenses attributable to repair of uninsured hurricane repairs. The increase per unit of production was primarily attributable to the increase in insurance and other operating costs and the uninsured hurricane repairs.

Exploration. During the nine months ended September 30, 2005, exploration expense includes one exploratory, step-out well at our producing Eugene Island 30/71 complex. This well found non-commercial quantities of hydrocarbons, resulting in exploration and dry hole expense of approximately $5.6 million.

General and Administrative. General and administrative expense increased to $14.5 million for the nine months ended September 30, 2006 compared to $13.2 million for the same period of 2005. The increase was primarily attributable to an increase in professional and consulting fees related to development activity incurred in the nine month period, partially offset by a decrease in compensation expense due to compensation related to the ATP Employee Volvo Challenge Plan which was charged to expense in the first three quarters of 2005 versus only the first quarter in 2006. No significant charges were made under the Plan subsequent to the first quarter of 2006.

Depreciation, Depletion and Amortization. DD&A expense increased $67.5 million (141%) during the nine months ended September 30, 2006 to $115.5 million from $48.0 million for the same period in 2005. The overall DD&A expense increase was mainly due to increased production from our newly developed properties in 2006. The average DD&A rate was $3.26 per Mcfe in the nine months ended September 30, 2006 compared to $3.30 per Mcfe in the comparable period of 2005.

Impairment of oil and gas properties. We recorded an impairment of oil and gas properties for the nine months ended September 30, 2006 totaling $11.8 million related to certain producing properties acquired during 2005. This amount represents the excess carrying costs over the discounted present values of the estimated future production from those properties.

Accretion. Accretion expense increased to $5.5 million for the nine months ended September 30, 2006 compared to $1.8 million for the comparable period of 2005 primarily due to the accretion associated with the new abandonment liabilities incurred late in 2005 and early 2006.

Loss on Abandonment. During the nine months ended September 30, 2006 we recorded a $3.9 million loss on abandonment primarily because we were unexpectedly required to abandon a Gulf of Mexico well with a drilling rig instead of the intended lower cost method originally estimated.

Income Taxes. We recorded a tax provision of $8.3 million during the nine months ended September 30, 2006 related to our foreign jurisdictions, based on the expected 2006 effective tax rate of each jurisdiction. The rates were determined based on the projected results of operations for the year, the valuation allowance released and permanent differences affecting the overall tax rate in each foreign jurisdiction. In the U.S., the tax provision recorded on our book income was offset by a release of valuation allowance. In the comparable period of 2005 we recorded a tax benefit based on our losses, which was offset by a valuation allowance.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of approximately $4.2 million, an increase of approximately $3.7 million from December 31, 2005.

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

Cash Flows	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash provided by (used in):
Operating activities	105,346	61,390
Investing activities	(404,543)	(285,342)
Financing activities	294,206	292,305

Cash provided by operating activities during the nine months ended September 30, 2006 and 2005 was $105.3 million and $61.4 million, respectively. Cash flow from operations increased due to higher oil and gas production revenues during the nine months ended September 30, 2006 from the comparable period of 2005. The increase in sales revenue was attributable to higher oil and gas production and higher average oil and gas prices during the nine months ended September 30, 2006. The increase in cash flows as a result of the increased revenues was offset by the higher lease operating expense associated with that production and by the timing of payments and receipts in our payables and receivables.

Cash used in investing activities was $404.5 million and $285.3 million during the nine months ended September 30, 2006 and 2005, respectively. Cash expended in the Gulf of Mexico and North Sea was approximately $257.9 million and $133.0 million in the nine months ended September 30, 2006. Cash expended in the Gulf of Mexico and North Sea was approximately $169.0 million and $103.6 million in the comparable period of 2005.

Cash provided by financing activities was $294.2 million and $292.3 million during the nine months ended September 30, 2006 and 2005, respectively. Such amount for the 2006 period was primarily due to the increase in our Term Loan Facility of $167.4 million (net of issuance costs) and the issuance of 12.5% Series B Cumulative Preferred Stock for $145.5 million (net of issuance costs), partially offset by capital lease and debt payments.

Term Loan

Long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Term loan, net of unamortized discount of $5,137 and $6,386	$518,551	$340,989
Less current maturities	(5,250)	(3,500)

Total long-term debt	$513,301	$337,489

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

The Term Loan Facility bears interest at either the base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25% at the election of ATP. At September 30, 2006, the weighted average rate on outstanding borrowings was approximately 8.73%.

As of September 30, 2006, we were in compliance with all of the financial covenants of our Term Loan Facility. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loan Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-

15(e), as of September 30, 2006. Based on that evaluation, such officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2006, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3 & 4 are not applicable and have been omitted.

Item 5. — Other Information

Amendments to Bylaws

On November 1, 2006, the Board of Directors of ATP adopted resolutions to amend Article II, Section 12(a)(2) and Article III, Section 1(c) of the Company’s Bylaws. The first amendment deletes from the Notice of Shareholder Business and Nominations: Annual Meeting of Shareholders bylaw a reference to Rule 14a-11 under the Securities Exchange Act of 1934, which rule was previously repealed by the Securities and Exchange Commission. The second amendment revises the bylaw governing the filling of newly created director positions through an increase in the number of directors to limit such increases to two director positions between successive annual meetings of the Company, as required by applicable law. Previously, Article III, Section 1(c) set no limit on the number of directors who could be appointed to newly created director positions between successive annual meetings of the Company.

A copy of ATP’s complete bylaws, as amended effective November 1, 2006, is attached to this Current Report on Form 10-Q as Exhibit 3.1.

Item 6. Exhibits

Exhibits

3.1	Amended and Restated Bylaws of ATP Oil & Gas Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: November 7, 2006	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer