Form 10-K
period 2006-12-31
ATP OIL & GAS CORP
filed 2007-03-02
CIK 1123647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32261

ATP Oil & Gas Corporation

(Exact name of registrant as specified in its charter)

Texas	76-0362774
(State of incorporation)	(I.R.S. Employer Identification No.)

4600 Post Oak Place, Suite 200

Houston, Texas 77027

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 622-3311

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Select Market

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $869,175,188. The number of shares of the Registrant’s common stock outstanding as of February 20, 2007 was 30,198,970.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of ATP Oil & Gas Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

2006 FORM 10-K ANNUAL REPORT

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

At December 31, 2006, we had estimated net proved reserves of 636.9 Bcfe, of which approximately 359.4 Bcfe (56%) was in the Gulf of Mexico and 277.5 Bcfe (44%) was in the North Sea. Year-end reserves were comprised of 329.2 Bcf of natural gas (52%) and 51.3 MMBbls of oil (48%). The majority of our oil reserves (66%) are located in the Gulf of Mexico, with the balance located in the North Sea. The majority of our natural gas reserves (52%) are located in the North Sea, with the balance located in the Gulf of Mexico. Of our total proved reserves, 129.6 MMcfe (20%) were producing, 84.3 MMcfe (13%) were developed and not producing and 423.0 MMcfe (66%) were undeveloped. The estimated pre-tax PV-10 of our proved reserves at December 31, 2006 was $1.3 billion. See “Item 2. Properties—Oil and Natural Gas Reserves” for a reconciliation to after-tax PV-10.

At December 31, 2006, we had leasehold and other interests in 72 offshore blocks, 44 platforms and 112 wells, including 14 subsea wells, in the Gulf of Mexico. We operate 94 (84%) of these wells, including all of the subsea wells, and 86% of our offshore platforms. We also had interests in 11 blocks and 2 company-operated subsea wells in the North Sea. Our average working interest in our properties at December 31, 2006 was approximately 81%. For more information regarding our operations and assets in the Gulf of Mexico and North Sea, see Note 14, “Segment Information,” to the Notes to Consolidated Financial Statements.

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

By focusing on properties that are not strategic to other companies, we are able to minimize up-front acquisition costs and concentrate available capital on the development phase of these properties. For the three year period ending December 31, 2006, we have added 243.5 Bcfe of proved oil and natural gas reserves through acquisitions at a total cost of $120.4 million. Development costs for this same period were approximately $978.8 million.

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

•

Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2006, we operated all of our properties under development, all of our subsea wells and 87% of our offshore platforms.

•

Employee Ownership. Through employee ownership, we have assembled a staff whose business decisions are aligned with the interests of our shareholders. As of February 28, 2007, our executive officers and directors own approximately 30% of our common stock.

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

The Outer Continental Shelf Lands Act, which the FERC implements with regard to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Previously the FERC enforced this provision pursuant to its authority under both the Natural Gas Act and the Outer Continental Shelf Lands Act. In 2003 the courts determined that the FERC had only limited authority to enforce its open access rules on the Outer Continental Shelf and decided, instead, that such authority primarily rested with others. There are currently no regulations implemented by FERC under its Outer Continental Shelf Lands Act authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. It should be noted, however, that the FERC has before it pending rulemaking to consider whether to reformulate the test it applies for defining whether an entity is engaged in non-jurisdictional gathering in the shallow waters of the Outer Continental Shelf. Further, the Minerals Management Service, or MMS, has asked for comments on whether it should implement regulations under its Outer Continental Shelf Lands Act authority on gatherers and other entities to ensure open and non-discriminatory access on gathering systems and production facilities on the Outer Continental Shelf. Although we have no way of knowing whether the MMS will proceed with implementing regulations of this nature, we do not believe that any FERC action taken under its Outer Continental Shelf Lands Act jurisdiction will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

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

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under this Act, parties responsible for offshore facilities must provide financial assurance of at least $35.0 million to address oil spills and associated damages, with this financial assurance amount increasing up to $150.0 million in certain limited circumstances if the MMS determines that a higher amount is warranted. The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan, which we have in place.

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

North Sea

Regulation of Natural Gas and Oil Production. Pursuant to the Petroleum Act 1998, all natural gas and oil reserves contained in properties located in the U.K. are the property of the U.K. government. The development and production of natural gas and oil reserves in the U.K. Sector—North Sea requires a petroleum production license granted by the U.K. government. Prior to developing a field, we are required to obtain from the Secretary of State for Trade and Industry (the “Secretary of State”) a consent to develop that field. We would be required to obtain the consent of the Secretary of State prior to transferring an interest in a license.

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

Employees

At December 31, 2006 we had 52 full-time employees in our Houston office, 5 full-time employees in our U.K. office and 2 full-time employees in our Netherlands office. None of our employees is covered by a collective bargaining agreement. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

Available Information

Our Internet website is www.atpog.com and you may access, free of charge, through the Investor Relations portion of our website, our annual reports on Form 10-K, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report.

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

Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves may not be accurate. Additionally, approximately 66% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the development costs may exceed our estimates, any of which may materially affect our financial position and results of operations. Development activity may result in downward adjustments in reserves or higher than estimated costs.

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

Any significant variance could materially affect the estimated quantities and PV-10 value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we will likely adjust estimates of proved reserves to reflect production history, results of development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves may vary materially from our estimates.

Delays in the development of or production curtailment at our material properties may adversely affect our financial position and results of operations.

The size of our operations and our capital expenditure budget limits the number of properties that we can develop in any given year. Complications in the development of any single material well may result in a material adverse effect on our financial condition and results of operations. For instance, during 2006, we experienced production delays and increased development costs in connection with the development of our Tors wells in the North Sea. In late 2005, we experienced delays and increased development costs in developing our Gomez project in the Gulf of Mexico as a result of hurricanes Katrina and Rita.

In addition, a relatively few number of wells contribute to a substantial portion of our production. If we were to experience operational problems resulting in the curtailment of production in any of these wells, our total production levels would be adversely affected, which would have a material adverse effect on our financial condition and results of operations.

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

We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding acquisition, development and abandonment of oil and gas reserves and to meet our debt service obligations. Cash paid for capital expenditures for oil and gas properties was approximately $585.5 million, $420.5 million and $87.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Because we have experienced a negative working capital position in past years, we have been dependent on debt and equity financing to meet our working capital requirements that were not funded from operations.

For 2007, we plan to finance anticipated expenses, debt service and acquisition and development requirements with available cash, funds generated from cash provided by operating activities and net cash proceeds from the potential sale of assets, issuance of debt or new equity offerings. If these anticipated funds are less than our requirements, we may have to forego or reduce our capital program.

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

Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. For example, oil and natural gas prices increased significantly in late 2000 and early 2001 and then steadily declined in 2001, only to climb again in recent years to near all-time highs before declining again in late 2006. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of oil and natural gas;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas or oil producing regions;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	price and availability of alternative fuels.

It is impossible to predict oil and natural gas price movements with certainty. Lower oil and natural gas prices may not only decrease our revenues on a per-unit basis but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

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

Our results of operations may be negatively impacted in the future by our financial derivative instruments and fixed price forward sales contracts—our fixed forward sales are designated as normal sales under derivative accounting rules—and these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas. For the years ended December 31, 2006, 2005 and 2004, we realized a loss on settled financial derivatives of $3.2 million, $0.7 million and $1.2 million, respectively.

Our debt instruments impose restrictions on us that may affect our ability to successfully operate our business.

In November 2006, we amended our Second Amended and Restated credit agreement, dated June 22, 2006 (the “Previous First Lien Credit Agreement”) and entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”). In December 2006, we entered into the Third Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) which amends and restates the Previous First Lien Credit Agreement and all prior amendments thereto. As amended, the First Lien Credit Agreement provides for aggregate outstanding borrowings of $900.0 million (the “First Lien Term Loans”) and up to $50.0 million under a Senior Secured Revolving Credit Facility (the “Revolver”). The Second Lien Credit Agreement provides for aggregate outstanding borrowings of $175.0 million (the “Second Lien Term Loans” and, together with the First Lien Term Loans, the “Term Loans”). The First Lien Term Loans mature in April 2010 and the Second Lien Term Loans mature in October 2010. The Revolver matures in October 2009. The Term Loans and the Revolver are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the capital stock of our subsidiaries, ATP (UK) and ATP Oil & Gas (Netherlands) B.V., and are guaranteed by our wholly owned subsidiary ATP Energy, Inc. As of December 31, 2006, we had an aggregate $1.071 billion principal outstanding under the Term Loans, and no amounts outstanding under the Revolver. The Term Loans contain customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. We also must maintain specified financial requirements under the terms of our Term Loans and the Revolver including the following, as defined in the First Lien Credit Agreement and the Second Lien Credit Agreement:

•	Minimum Current Ratio of 1.0 to 1.0;
•	Ratio of Total Net Debt to Consolidated EBITDAX of not greater than 3.0 to 1.0 at the end of each quarter;
•	Ratio of Consolidated EBITDAX to Consolidated Interest Expense of not less than 2.5 to 1.0 for any four consecutive fiscal quarters;
•	Ratio of pre-tax PV-10 of our total Proved Developed Producing oil and gas reserves to Net Debt of at least 0.5 to 1.0 at June 30 or December 31 of any fiscal year;
•

Ratio of pre-tax PV-10 of our Total Proved oil and gas reserves plus 50% of our pre-tax probable oil and gas reserves, both adjusted for current oil and gas price estimates, to Net Debt of at least 3.0 to 1.0 at June 30 or December 31 of any fiscal year;

•	Maximum Commodity Hedging Agreements on no more than 80% of the forecasted production attributable to our proved producing reserves for the period for which such hedges are in effect;
•	limit during any fiscal year Permitted Business Investments, as defined, to $150.0 million or 7.5% of PV-10 value of our total proved reserves.

These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. While we were in compliance with all of the financial covenants applicable to our Term Loans at December 31, 2006, 2005 and 2004, during 2003 and in February 2004, we were required to obtain waivers for certain of our financial covenants in our prior credit facility. If we are unable to meet the requirements of our Term Loans or any new financial transaction that we may enter into, we may be required to seek waivers from our lenders and there is no assurance that such waivers would be granted.

We have debt, trade payables and related interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

Our debt, trade payables, and related interest payment requirements may have important consequences. For instance, they could:

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

If management’s estimates of the recoverable reserves on a property are revised downward, if development costs exceed previous estimates or if oil and natural gas prices decline, we may be required to record additional noncash impairment write-downs in the future, which would result in a negative impact to our financial position. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. We recorded an impairment of $19.5 million for the year ended December 31, 2006 and no impairments in 2005 and 2004.

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

We compete with major and independent oil and natural gas companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources than ATP. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for oil and natural gas properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in the Gulf of Mexico and in the North Sea for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

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

Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2006, we had 22 engineers, geologist/geophysicists and other technical personnel in our Houston office, two engineers, geologist/geophysicists and other technical personnel in our U.K. location and one engineer in our Netherlands office. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

Members of our management team own a significant amount of common stock, giving them influence or control in corporate transactions and other matters, and the interests of these individuals could differ from those of other shareholders.

Members of our management team beneficially own approximately 30% of our outstanding shares of common stock as of February 20, 2007. As a result, these shareholders are in a position to significantly influence or control the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of ATP may delay or prevent a change of control of ATP and may adversely affect the voting and other rights of other shareholders.

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

Development, production and sale of oil and natural gas in the Gulf of Mexico and in the North Sea are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

General

We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. At December 31, 2006, we owned leasehold and other interests in 72 offshore blocks, 44 platforms and 112 wells, including 14 subsea wells, in the Gulf of Mexico. We operate 94 (84%) of these wells, including all of the subsea wells, and 86% of our offshore platforms. We also had interests in 11 blocks and 2 company-operated subsea wells in the North Sea. Our average working interest in our properties at December 31, 2006 was approximately 81%. As of December 31, 2006, we had leasehold interests located in the Gulf of Mexico and North Sea covering approximately 456,331 gross and 380,743 net acres, of which 257,102 gross acres were developed and 187,428 net acres were developed.

Gulf of Mexico

Acquisitions—We closed three transactions with companies for the purchase of minerals in place during 2006. These purchases, which total $30.0 million in acquisition costs, resulted in recording 136.3 Bcfe of proved reserves from acquisitions.

During the second and third quarter of 2006, we acquired in two separate transactions a 100% working interest in Mississippi Canyon Blocks 941, 942 and Atwater Valley Block 63, collectively called the Telemark Hub. At December 31, 2006, as noted above, our independent third party reservoir engineers estimated 134.9 Bcfe of proved undeveloped reserves at the Telemark Hub. In addition to the reservoirs with proved undeveloped reserves, we have identified other reservoirs which we believe could contain recoverable hydrocarbons based on previous drilling as well as selected exploratory opportunities. As of December 31, 2006, we had begun engineering and construction of a floating drilling and production facility for the Telemark Hub which is expected to be installed in mid-2008. Costs incurred, excluding acquisition costs, during 2006 at the Telemark Hub were approximately $11.0 million. We serve as operator of each of the blocks.

At Ship Shoal 351, we increased our ownership from 50% to 100% in exchange for the assumption of future abandonment liability. There are no proved reserves associated with this acquisition; however, previous drilling has indicated the presence of recoverable hydrocarbons. At December 31, 2006, we were installing a platform at Ship Shoal 351 and in February 2007 we began drilling the first of at least two planned wells. We hold a 100% working interest and serve as operator at Ship Shoal 351.

Additionally, we acquired three blocks for $4.3 million at the Gulf of Mexico Offshore Lease Sales held in 2006. Two of the blocks have been previously drilled and encountered logged hydrocarbons. We hold a 100% working interest and serve as operator of each of the blocks.

Development—On the Gulf of Mexico Shelf during 2006, five wells were drilled, all of which were successful. Four of the wells, located at West Cameron 663, High Island 74, South Marsh Island 233 and

West Cameron 237, were completed and placed on production in 2006. The remaining well at South Timbalier 77 is expected to be placed on production in the first half of 2007 upon completion of the platform and pipeline.

Mississippi Canyon 711 (“MC 711”) and the Gomez Hub—After delays experienced in 2005 due to Hurricanes Katrina and Rita, two wells in the southern portion of the block were placed on production late in the first quarter of 2006. A third well in the northern portion of the block was drilled and made ready for production. This well, along with another well to be drilled in the early part of 2007, is expected to be placed on production in the first half of 2007. Due to the performance of the two producing wells and the anticipated production from the new wells, plans were made in 2006 to expand the production capacity at the floating production facility that serves the Gomez Hub. This expansion is planned for mid-2007. During 2006, production from Gomez averaged approximately 70.8 MMcfe per day for its essentially nine months of production reaching a high of 117.4 MMcfe per day. We operate MC 711 with a 100% working interest.

Garden Banks 409 (“Ladybug”)—In the fourth quarter 2006, we completed a new well at Ladybug and moved up-hole to complete a behind-pipe zone in a second well. The wells at Ladybug were placed on production during February 2007.

North Sea

Acquisitions—Wenlock – During the fourth quarter of 2006, our wholly-owned subsidiary, ATP Oil & Gas (UK) Limited, or “ATP (UK),” acquired a 100% working interest in Block 49/12b in the Southern Gas Basin of the U.K. North Sea. Block 49/12b is an exploratory opportunity offsetting our Wenlock development. Wenlock is located in 75 feet of water and has been defined by two vertical wells that have tested at rates of 35 MMcf per day and 74 MMcf per day, respectively.

Development—Tors (Kilmar and Garrow) – During 2006, we drilled and placed on production two wells at Kilmar and at December 31, 2006 were drilling a third well at Tors in the Garrow reservoir. This well was completed and placed on production during February 2007. Previously in 2006, we completed the installation of the platform at Garrow and connected the 23-kilometer pipeline from Garrow to Kilmar. During 2006, we increased North Sea production by 10.9 Bcfe to 12.2 Bcfe, primarily due to the new production from Tors field, which we operate with an 85% working interest.

L-06d—On February 27, 2006, we announced first production at L-06d in the Dutch North Sea. With that achievement, ATP recorded flowing production in all three of its core areas: the U.S. Gulf of Mexico, the U.K. North Sea, and Dutch North Sea. ATP operates L-06d with a 50% working interest.

Significant Properties

The following table sets forth additional information on our most significant properties as of December 31, 2006:

Field	Development Location	Net Total Proved Reserves MMcfe	2006 Net Production MMcfe	Average WI%	Expected First Production
Cheviot	N. Sea	180,545	—	100.0	2009
King’s Peak(1)	GOM	30,839	2,661	55.0	Shut-in
Mississippi Canyon 711	GOM	116,515	21,019	100.0	Producing
South Timbalier 77	GOM	13,602	1,674	78.0	Producing
Telemark Hub	GOM	134,934	—	100.0	2008
Tors	N. Sea	64,959	7,364	85.0	Producing

(1)	Contains both shut-in reserves and undeveloped reserves, both of which are scheduled to be on production in 2008/2009.

Oil and Natural Gas Reserves

References below to various classifications of oil and natural gas reserves have the meaning set forth under the caption “Certain Definitions” at the front of this report.

Our business strategy is to acquire proved reserves, typically proved undeveloped, and to bring those reserves on production as rapidly as possible. Occasionally we will acquire properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves.

The following table presents our estimated net proved oil and natural gas reserves at December 31, 2006 based on reserve reports prepared by Ryder Scott Company, L.P., Collarini Associates and DeGolyer and MacNaughton for our Gulf of Mexico reserves, Ryder Scott Company, L.P. for our Netherlands reserves and RPS Energy for our U.K. reserves.

	Proved Reserves
	Developed	Undeveloped	Total
Gulf of Mexico
Natural gas (MMcf)	83,099	73,891	156,990
Oil and condensate (MBbls)	13,839	19,886	33,725
Total proved reserves (MMcfe)	166,135	193,204	359,339
North Sea
Natural gas (MMcf)	47,695	124,541	172,236
Oil and condensate (MBbls)	3	17,547	17,550
Total proved reserves (MMcfe)	47,711	229,823	277,534
Total
Natural gas (MMcf)	130,794	198,432	329,226
Oil and condensate (MBbls)	13,842	37,433	51,275
Total proved reserves (MMcfe)	213,846	423,027	636,873

At December 31, 2006 our standardized measure of discounted future net cash flows was $1.015 billion. The present value of future net cash flows attributable to estimated net proved reserves, discounted at 10% per annum, (“PV-10”) is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2006. PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure. Our PV-10 measure and the standardized measure of discounted future net cash flows (shown below in thousands) do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future cash flows, before income taxes	$1,278,607
Future income taxes, discounted at 10%	(263,529)

Standardized measure of discounted future net cash flows	$1,015,078

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

	Gulf of Mexico			North Sea
	2006	2005	2004	2006	2005	2004
Gross Development Wells:
Productive	3.0	4.0	10.0	2.0	1.0	—
Nonproductive	—	—	2.0	—	1.0	—

Total	3.0	4.0	12.0	2.0	2.0

Net Development Wells:
Productive	2.8	3.4	6.7	1.7	0.5	—
Nonproductive	—	—	1.5	—	0.8	—

Total	2.8	3.4	8.2	1.7	1.3

Gross Exploratory Wells:
Productive	4.0	3.0	3.0	—	—	—
Nonproductive	—	1.0	—	—	—	—

Total	4.0	4.0	3.0		—	—

Net Exploratory Wells:
Productive	2.2	3.0	1.3	—	—	—
Nonproductive	—	0.8	—	—	—	—

Total	2.2	3.8	1.3		—	—

Total Gross Wells:
Productive	7.0	7.0	13.0	2.0	1.0	—
Nonproductive	—	1.0	2.0	—	1.0	—

Total	7.0	8.0	15.0	2.0	2.0	—

Total Net Wells:
Productive	5.0	6.4	8.0	1.7	0.5	—
Nonproductive	—	0.8	1.5	—	0.8	—

Total	5.0	7.2	9.5	1.7	1.3	—

At December 31, 2006 we had 1.0 gross development well (0.9 net development well) in the North Sea and 1.0 gross exploratory well (1.0 net exploratory well) in the Gulf of Mexico in the process of being drilled. As noted above, these two wells came on production during February 2007.

Productive Wells

The following table presents the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2006:

	Gulf of Mexico	North Sea	Total
Gross
Gas	30.0	5.0	35.0
Oil	9.0	—	9.0

Total	39.0	5.0	44.0

Net
Gas	19.3	3.7	23.0
Oil	4.8	—	4.8

Total	24.1	3.7	27.8

Acreage

The following table summarizes our developed and undeveloped acreage holdings at December 31, 2006. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

	Developed (1)		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf of Mexico	213,728	156,171	126,469	123,877	340,197	280,048
North Sea	43,374	31,257	72,760	69,438	116,134	100,695

Total	257,102	187,428	199,229	193,315	456,331	380,743

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

The terms of leases on undeveloped acreage are scheduled to expire as shown in the table below. The term of a lease may be extended by drilling and production operations.

Year Ended December 31:	Gulf of Mexico		North Sea		Total
	Gross	Net	Gross	Net	Gross	Net
2007	15,008	15,008	48,436	45,114	63,444	60,122
2008	14,414	14,414	—	—	14,414	14,414
2009	25,207	22,615	—	—	25,207	22,615
2010 & Beyond	71,840	71,840	24,324	24,324	96,164	96,164

Total	126,469	123,877	72,760	69,438	199,229	193,315

Production and Pricing Data

Information on production and pricing data is contained in Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

Item 3. Legal Proceedings.

We are, in the ordinary course of business, involved in various legal proceedings from time to time. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 30,198,970 shares of common stock and no shares of preferred stock outstanding as of February 20, 2007. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ATPG.

The following table sets forth the range of high and low sales prices for the common stock as reported on the NASDAQ National Market for the periods indicated below. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2006:
4th Quarter	$47.29	$34.16
3rd Quarter	43.30	35.35
2nd Quarter	49.70	35.04
1st Quarter	44.05	36.05

2005:
4th Quarter	$39.20	$27.91
3rd Quarter	34.00	23.51
2nd Quarter	24.62	17.86
1st Quarter	26.55	16.76

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current term loan prohibits us from paying cash dividends on our common stock. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time.

Shareholder Return Performance Presentation

The information set forth in the graph and table below compares the value of ATP’s Common Stock to the NASDAQ Market Index and to a “Peer Group Index”, which is comprised of the following eight independent oil and gas exploration and production companies with operations and assets focused in the Gulf of Mexico region: Energy Partners, Ltd., Houston Exploration Company, Newfield Exploration Company, Noble Energy Inc., Pogo Producing Company, Remington Oil and Gas Corporation (“Remington”) through 12/31/05, Helix Energy Solutions Group Inc. (successor to Remington) for 2006 only, Stone Energy Corporation and Callon Petroleum Company.

Each of the total cumulative returns presented assumes a $100 investment beginning February 6, 2001, the date ATP commenced trading, and ending December 31, 2006. The performance of the indices is shown on a total return (dividend reinvestment) basis; however, we paid no dividends on our Common Stock during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.

Total Return Analysis	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ATP Oil & Gas Corporation	100.00	136.58	210.74	623.83	1,241.95	1,327.85
Peer Group Index	100.00	106.16	132.26	170.34	214.82	218.41
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Item 6. Selected Financial Data.

(In thousands, except per share data)

The following data should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
Oil and gas production	$414,182	$146,674	$116,123	$70,151	$80,017
Other revenues (1)	5,639	—	—	—	—

	419,821	146,674	116,123	70,151	80,017

Cost and operating expenses:
Lease operating expenses	72,446	23,629	19,531	17,173	16,764
Exploration expenses	2,231	6,208	997	1,358	154
General and administrative	21,499	24,274	15,806	12,209	10,037
Stock-based compensation (2)	11,477	57	—	(39)	595
Credit facility costs	—	—	1,850	1,990	250
Depreciation, depletion and amortization	169,704	64,069	55,637	29,378	43,390
Impairment of oil and gas properties	19,520	—	—	11,670	6,844
Accretion	8,076	3,238	2,069	2,752	—
(Gain) loss on abandonment	9,603	(732)	(251)	4,973	—
Loss on unsuccessful property acquisition (3)	—	—	—	8,192	—
Gain on disposition of properties	—	(2,743)	(6,011)	—	—
Other	—	—	400	—	—

Total operating expenses	314,556	118,000	90,028	89,656	78,034

Income (loss) from operations	105,265	28,674	26,095	(19,505)	1,983
Other income (expense):
Interest income	4,532	4,064	627	52	73
Interest expense	(58,018)	(35,720)	(22,262)	(9,678)	(10,418)
Loss on extinguishment of debt	(28,115)	—	(3,326)	(3,352)	—
Other income	7	419	280	2,244	1,081

Income (loss) before income taxes and cumulative effect of change in accounting principle	23,671	(2,563)	1,414	(30,239)	(7,281)
Income tax (expense) benefit	(16,794)	(153)	(58)	(21,224)	2,581

Income (loss) before cumulative effect of change in accounting principle	6,877	(2,716)	1,356	(51,463)	(4,700)
Cumulative effect of change in accounting principle, net of tax (4)	—	—	—	662	—

Net income (loss)	$6,877	$(2,716)	$1,356	$(50,801)	$(4,700)

Preferred dividends	(46,225)	(9,858)	—	—	—
Net income (loss) available to common shareholders	$(39,348)	$(12,574)	$1,356	$(50,801)	$(4,700)

Weighted average number of common shares outstanding:
Basic	29,693	29,080	24,944	22,975	20,315

Diluted	29,693	29,080	25,271	22,975	20,315

Basic and diluted net income (loss) per share available to common:
Income (loss) before cumulative effect of change in accounting principle	$(1.33)	$(0.43)	$0.05	$(2.24)	$(0.23)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.03	—
Net income (loss) available to common shareholders	(1.33)	(0.43)	0.05	(2.21)	(0.23)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$182,592	$65,566	$102,774	$4,564	$6,944
Working capital (deficit)	77,504	567	68,330	(46,423)	(13,699)
Net oil and gas properties	1,095,645	627,421	213,206	189,125	119,036
Total assets	1,447,058	823,763	372,147	217,685	182,055
Long-term debt, including current maturities	1,071,441	340,989	210,309	115,409	86,387
Capital lease, including current maturities	23,699	43,116	—	—	—
Total liabilities	1,411,140	606,252	314,983	213,353	143,508
Shareholders’ equity	35,918	217,511	57,164	4,332	38,547

(1)	Other revenues are comprised of amounts realized under our Loss of Production Income insurance policy as a result of disruptions caused by the 2005 hurricanes.
(2)	Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective transition approach.
(3)	During 2002 and 2003, ATP was in a dispute over a contract for the sale of an oil and gas property. The dispute was subsequently resolved for $8.2 million. We recorded a charge to income in the fourth quarter of 2003 and paid the amount in the first quarter of 2004. The Court dismissed the lawsuit on April 16, 2004.
(4)	Effective January 1, 2003 we adopted SFAS No. 143 and recorded a cumulative effect of the change in accounting principle as an increase to earnings of $0.7 million (net of income taxes).

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

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;
•	close proximity to developed markets for oil and natural gas;
•	existing infrastructure of oil and natural gas pipelines and production / processing platforms; and
•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that have become non-core or non-strategic to their original owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe offer greater reserve potential. Some projects provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller. Given our strategy of acquiring properties that contain proved reserves or where previous drilling indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

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

To enhance the economics and return on investment of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis during the high capital development phase. In 2004 we sold 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico for $19.5 million, approximately $1.85 per Mcfe for proved reserves, of which 93.5% were proved undeveloped reserves. In 2005 we sold a 15% interest on a promoted basis in our Tors project in the U.K. Sector of the North Sea after the field development plan was obtained.

Review of 2006

The year 2006 was another year of major growth in proved reserves and a step change in production rates for ATP. The growth in reserves was accomplished primarily through acquisitions (136.3 Bcfe) during a period of historically high oil and gas prices. Also of significance in 2006 was a marked increase in proved developed reserves, growing from 128.4 Bcfe at the end of 2005 to 213.8 Bcfe at December 31, 2006. Our growth in production from an average of 55 MMcfe per day during 2005 to an average of 139 MMcfe per day during 2006 was primarily a result of new production from our Mississippi Canyon 711 (Gomez) project in the Gulf of Mexico and our Tors project in the North Sea.

Reserves

At December 31, 2006, we had proved reserves of 636.9 Bcfe, of which 56% are located in the Gulf of Mexico and the remaining 44% are in the North Sea. The pre-tax PV-10 of our proved reserves at December 31, 2006 was $1.3 billion. See “Item 2. Properties—Oil and Natural Gas Reserves” for reconciliation to our after-tax PV-10 of $1.0 billion. In addition, we have scheduled for drilling or completion, properties where previous drilling into the targeted reservoirs indicates to the Company the presence of commercially productive quantities of hydrocarbons even though the reservoirs do not meet the SEC definition of proved reserves. Upon completion of drilling, completion or testing of wells on these blocks and similar properties in the Company’s portfolio, the Company anticipates that it may be able to record proved reserves associated with several of these properties.

Acquisitions—Gulf of Mexico

We closed three transactions with companies for the purchase of minerals in place during 2006. These purchases, which total $30.0 million in acquisition costs, resulted in recording 136.3 Bcfe of proved reserves from acquisitions.

During the second and third quarter of 2006, ATP acquired in two separate transactions a 100% working interest in Mississippi Canyon Blocks 941, 942 and Atwater Valley Block 63, collectively called the Telemark Hub. At December 31, 2006, as noted above, ATP’s independent third party reservoir engineers estimated 134.9 Bcfe of proved undeveloped reserves at the Telemark Hub. In addition to the reservoirs with proved undeveloped reserves, ATP has identified other reservoirs which it believes could contain recoverable hydrocarbons based on previous drilling as well as selected exploratory opportunities. As of December 31, 2006, ATP had begun engineering and construction of a floating drilling and production facility for the Telemark Hub which is expected to be installed in mid-2008. Costs incurred excluding acquisition costs during 2006 at the Telemark Hub were approximately $11.0 million. We serve as operator of each of the blocks.

At Ship Shoal 351, we increased our ownership from 50% to 100% in exchange for the assumption of future abandonment liability. There are no proved reserves associated with this acquisition; however, previous drilling has indicated the presence of recoverable hydrocarbons. At December 31, 2006, we were installing a platform at Ship Shoal 351 and in February 2007 we began drilling the first of at least two planned wells. We hold a 100% working interest and serve as operator at Ship Shoal 351.

Additionally, we acquired three blocks for $4.3 million at the Gulf of Mexico Offshore Lease Sales held in 2006. Two of the blocks have been previously drilled and encountered logged hydrocarbons. We hold a 100% working interest and serves as operator of each of the blocks.

Acquisitions—North Sea

Wenlock—During the fourth quarter of 2006, ATP (UK) acquired a 100% working interest in Block 49/12b in the Southern Gas Basin of the U.K. North Sea. Block 49/12b is an exploratory opportunity offsetting our Wenlock development. Wenlock is located in 75 feet of water and has been defined by two vertical wells that have tested at rates of 35 MMcf per day and 74 MMcf per day. During 2006 we designed and constructed a production platform at Wenlock and installed a pipeline to the host platform. Drilling and subsequent production is planned at Wenlock for the first half of 2007 with development at Block 49/12b scheduled for 2008.

Operations, Development and Production

Gulf of Mexico Shelf—On the Gulf of Mexico Shelf during 2006, five net wells were drilled and all were successful. Four of the wells at West Cameron 663, High Island 74, South Marsh Island 233 and West Cameron 237 were completed and placed on production in 2006. The remaining well at South Timbalier 77 is expected to be placed on production in the first half of 2007 upon completion of the platform and pipeline.

MC 711 and the Gomez Hub—After delays experienced in 2005 due to Hurricanes Katrina and Rita, two wells in the southern portion of the block were placed on production late in the first quarter of 2006. A third well in the northern portion of the block was drilled and made ready for production. This well, along with another well to be drilled in the early part of 2007, are expected to be placed on production in the first half of 2007. Due to the performance of the two producing wells and the anticipated production from the new wells, plans were made in 2006 to expand the production capacity at the ATP Innovator, the floating production facility that serves the Gomez Hub. This expansion is planned for 2007. During 2006, production from Gomez averaged approximately 70.8 MMcfe per day for its essentially nine months of production reaching a high of 117.4 MMcfe per day. ATP operates MC 711 with a 100% working interest.

Ladybug—In the fourth quarter 2006, we completed a new well at Ladybug and moved up hole to complete a behind pipe zone in a second well. During February 2007, the wells at Ladybug were placed on production.

Development—Tors (Kilmar and Garrow)—During 2006, we drilled and placed on production two wells at Kilmar and at December 31, 2006 were drilling a third well at Tors in the Garrow reservoir. This well was completed and placed on production during February 2007. Previously in 2006, we completed the installation of the platform at Garrow and connected the 23-kilometer pipeline from Garrow to Kilmar. During 2006, we increased North Sea production by 10.9 Bcfe to 12.2 Bcfe, primarily due to the new production from Tors field, which we operate with an 85% working interest.

L-06d—On February 27, 2006, we announced first production at L-06d in the Dutch North Sea. With that achievement, ATP recorded flowing production in all three of its core areas: the U.S. Gulf of Mexico, the U.K. North Sea, and Dutch North Sea. ATP operates L-06d with a 50% working interest.

Financings

The acquisitions, significant increase in proved reserves and proved developed reserves coupled with additional recoverable hydrocarbons identified by ATP and the increase in production allowed us to complete three new financings in 2006. During the first quarter, we issued $150.0 million of 12.5% non-convertible perpetual preferred stock, which raised net proceeds of $145.5 million. During the second quarter, we amended and improved the terms of our Senior Secured Credit Facility by expanding it to $525.0 million and reducing the interest rate. Net of transaction costs, this amendment added $167.7 million in additional liquidity.

In the fourth quarter, we redeemed all of our outstanding preferred shares by expanding our first lien term loan by $375.0 million, adding a new revolving credit facility for up to $50.0 million and adding a new second lien facility of $175.0 million. Subsequent to the closings, ATP has first lien debt of $898.7 million at a rate of LIBOR plus 3.5% with a maturity of April 14, 2010, an additional $50.0 million revolving credit facility with a rate of LIBOR plus 3.5% with a maturity of October 14, 2009, and a new second lien tranche of $175.0 million at a rate of LIBOR plus 4.75% with a maturity of October 14, 2010. The collateral package for these facilities is similar to the previous first lien facility. The new financings added $155.5 million in additional liquidity and reduced the overall cost of capital (preferred dividends plus interest) by approximately 200 basis points.

Cash flow from operating activities was $258.5 million for the year ended December 31, 2006, compared to $43.6 million in 2005. We had working capital at December 31, 2006 of $77.5 million, an increase of approximately $76.9 million from December 31, 2005. This increase is primarily attributable to fourth quarter 2006 financings discussed in the previous paragraph.

We had $182.6 million in cash and cash equivalents on hand at December 31, 2006, compared to $65.6 million at December 31, 2005. Cash paid for acquisition and development activities for the year 2006 was $577.0 million, compared to $420.5 million in 2005.

2007 Operational and Financial Objectives

We will continue to pursue acquisitions that meet our criteria as well as devote considerable resources to our developments in 2007. In January 2007, we acquired additional blocks at our Gomez Hub and at our King’s Peak/Canyon Express Hub. The Gomez Hub addition is expected to add proved undeveloped reserves, an interest in two adjacent blocks and a commitment to process up to a designated amount of production from these two blocks beginning in 2009. The blocks at our King’s Peak/Canyon Express Hub included an increase in our ownership percentage in the Canyon Express Pipeline System and one producing property, which will add proved reserves. The technical evaluation of these properties is being refined and no reserves from these 2007 acquisitions were included in our year-end 2006 reserve report.

During 2007, efforts will be spent completing and bringing to production at least two more wells at Gomez, the wells at Ship Shoal 351 and South Timbalier 77. As noted earlier, the third well at Tors (the Garrow #1) and the two wells at Ladybug began producing during February 2007.

In addition to these developments, we have projects with proved undeveloped reserves at December 31, 2006 that are scheduled for 2007 development and production. We also have scheduled for drilling or completion properties in which previous drilling into targeted reservoirs indicates to the Company the presence of commercially productive quantities of hydrocarbons, although these reservoirs did not meet the SEC definition of proved reserves at the end of 2006. For example, the previously discussed Ship Shoal 351 is a property that the Company believes to have commercially productive hydrocarbons that is not included in our year-end 2006 reserve report.

We have commenced engineering and procurement activities on our Cheviot property in the U.K. North Sea. Cheviot, our largest property in terms of proved reserves, is a multi-year development with first production targeted in late 2009 or 2010. We have also begun engineering, procurement and construction at our Telemark Hub in the Gulf of Mexico. Installation of the floating drilling and production facility is planned for mid-2008 with first anticipated production in late 2008 or early 2009. Other potential developments for 2007 in the Gulf of Mexico and North Sea are currently being evaluated. We believe that 2007 production will exceed that of 2006 as a result of our recent development programs and projects scheduled for development in 2007.

Our production may command lower realized oil and gas prices in 2007 than in recent years as a result of current strip prices compared to recent years. Our 2007 hedge prices are currently in excess of many of the 2007 strip prices which should provide a realized price in excess of the strip prices for those volumes covered by hedges, if prices do not increase. Our revenues, profitability and cash flows are highly dependent upon many factors, particularly our production results and the price of oil and natural gas. To mitigate future price volatility, we may hedge additional production.

Results of Operations

For the years ended December 31, 2006 and 2005, we reported net loss available to common shareholders of $39.3 million and $12.6 million, or $1.33 and $0.43 per share, respectively, and for the year ended December 31, 2004 we reported net income available to common shareholders of $1.4 million or $0.05 per share.

Oil and Gas Revenues

Revenues presented in the table and the discussion below represent revenues from sales of our oil and natural gas production volumes. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Approximately 67%, 61% and 47% of our oil production was sold under these contracts for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 19%, 54% and 46% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed price delivery contract was executed.

	Year Ended December 31,			% Change from 2005 to 2006	% Change from 2004 to 2005
	2006	2005	2004
Production:
Natural gas (MMcf)	31,224	15,614	17,816	100%	(12%)
Oil and condensate (MBbls)	3,273	717	765	356%	(6%)
Total (MMcfe)	50,860	19,914	22,408	155%	(11%)
Revenues from production (in thousands):
Natural gas	$234,035	$116,404	$91,251	101%	28%
Effects of cash flow hedges	2,479	40	(1,198)	6098%	103%

Total	$236,514	$116,444	$90,053	103%	29%

Oil and condensate	$180,713	$30,041	$25,970	502%	16%
Effects of cash flow hedges	(3,155)	—	—	(100%)	—

Total	$177,558	$30,041	$25,970	491%	16%

Natural gas, oil and condensate	$414,748	$146,445	$117,221	183%	25%
Effects of cash flow hedges	(676)	40	(1,198)	(1790%)	103%

Total	$414,072	$146,485	$116,023	183%	26%

Average realized sales price per unit:
Natural gas (per Mcf)	$7.50	$7.46	$5.12	—	46%
Effects of cash flow hedges (per Mcf)	0.07	—	(0.07)	100%	100%

Average realized price (per Mcf)	$7.57	$7.46	$5.05	1%	48%

Oil and condensate (per Bbl)	$55.21	$41.90	$33.93	32%	24%
Effects of cash flow hedges (per Bbl)	(0.96)	—	—	(100%)	—

Average realized price (per Bbl)	$54.25	$41.90	$33.93	29%	24%

Natural gas, oil and condensate (per Mcfe)	$8.15	$7.35	$5.23	11%	41%
Effects of cash flow hedges (per Mcfe)	(0.01)	—	(0.05)	(100%)	100%

Average realized price (per Mcfe)	$8.14	$7.35	$5.18	11%	42%

Oil and gas revenue increased 183% in 2006 compared to 2005 primarily as a result of increased production volumes and a stronger oil price. Natural gas volumes increased 100% and oil and condensate volumes increased more than three-fold. Our realized sales price per Mcfe in 2006 was 11% higher as compared to 2005.

Oil and gas revenue increased 26% in 2005 compared to 2004 primarily as a result of increased commodity prices. Our realized sales price per Mcfe in 2005 was 41% higher as compared to 2004. The increase was partially offset by an 11% decrease in production.

Other Revenues

Other revenues for the year ended December 31, 2006 are comprised of amounts realized under our Loss of Production Income insurance policy as a result of disruptions caused by the 2005 hurricanes.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation. Lease operating expense for the years ended December 31, 2006, 2005 and 2004 was as follows ($ in thousands):

	Year Ended December 31,			% Change from 2005 to 2006	% Change from 2004 to 2005
	2006	2005	2004
Lease operating	$72,446	$23,629	$19,531	207%	21%
Per Mcfe	$1.42	$1.19	$0.87	19%	37%

The 207% increase in 2006 compared to 2005 was primarily attributable to costs incurred in the Gulf of Mexico due to the increased production levels in 2006 compared to 2005. The 19% increase in such costs on a per unit basis reflects the price spikes we experienced for materials and labor in the Gulf of Mexico after the 2005 hurricanes.

The 37% increase per Mcfe in 2005 compared to 2004 was primarily attributable to costs incurred in the Gulf of Mexico for uninsured costs incurred as a result of the tropical storm activity during 2005, and certain fixed costs relative to our lower production volumes in 2005.

Exploration

During 2006, exploration expense includes the costs of geological and geophysical studies totaling approximately $2.2 million. Exploration expense in 2005 included the dry hole costs of a step-out well at our producing Eugene Island 30/71 complex. This well found non-commercial quantities of hydrocarbons, resulting in exploration and dry hole expense of approximately $5.3 million in 2005.

General and Administrative

General and administrative expenses are overhead-related expenses, including among others, wages and benefits, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense for the years ended December 31, 2006, 2005 and 2004 was as follows ($ in thousands):

	Year Ended December 31,			% Change from 2005 to 2006	% Change from 2004 to 2005
	2006	2005	2004
General and administrative	$21,499	$24,274	$15,806	(11%)	54%
Per Mcfe	$0.42	$1.22	$0.71	(66%)	72%

The decrease in 2006 compared to 2005 was primarily due to the prior year inclusion of the ATP Employee Volvo Challenge and other compensation related costs.

The increase in 2005 compared to 2004 was primarily due to a $7.9 million increase in compensation related costs.

Credit Facility Cost

In the first quarter of 2004, we incurred non-recurring costs of $1.9 million to maintain compliance with the requirements of our previous lender. These costs primarily consisted of legal and professional fees of $1.6 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense (“DD&A”) for the years ended December 31, 2006, 2005 and 2004 was as follows ($ in thousands):

	Year Ended December 31,			% Change from 2005 to 2006	% Change from 2004 to 2005
	2006	2005	2004
DD&A	$169,704	$64,069	$55,637	165%	15%
Per Mcfe	$3.34	$3.22	$2.48	4%	30%

DD&A expense increased 165% in 2006 as compared to 2005 primarily due to the ramp-up in production. The increase in DD&A on a per unit basis was due to some relatively higher cost properties placed in service late in 2005.

DD&A expense increased 15% in 2005 as compared to 2004 primarily due to the increased cost for the properties placed in production during 2003 and 2004 and decreased production from two of our older lower cost properties.

Impairments

We recorded an impairment of oil and gas properties for 2006 totaling $19.5 million related to certain producing properties acquired during 2005 and a few smaller end-of-life properties and one unproved property in the Gulf of Mexico. This amount represents the excess carrying costs over the discounted present values of the estimated future production from those properties. These impairments were the result of reductions in estimates of recoverable reserves. Restoration of a previously recognized impairment loss is prohibited.

(Gain) Loss on Abandonment

During 2006, we recognized an aggregate loss on abandonment of $9.6 million covering eighteen properties. The losses were the result of actual abandonment costs exceeding the previously accrued estimates, due to unforeseen circumstances that required additional work or the use of equipment more expensive than anticipated, and vendor price increases.

During 2005 and 2004, we recognized small net gains on the abandonment of certain properties which we were able to abandon at an aggregate cost less than the asset retirement obligation previously accrued.

(Gain) Loss on Disposition of Properties

During 2005 we recognized a net gain of $2.7 million on the sales of 15% of our interest in Tors fields in the Southern Gas Basin of the U.K. Sector—North Sea and one property in the Gulf of Mexico. In 2004, we sold 25% of our interest in seven projects containing ten offshore blocks in the Gulf of Mexico and recognized a gain of $6.0 million.

Interest Income

Interest income varies directly with the amount of temporary cash investments. The increase in interest income from period to period is the result of the increase in cash on hand from the Company’s aforementioned funding activities.

Interest Expense

Interest expense increased $22.3 million, to $58.0 million for 2006 from $35.7 million for 2005 as a result of an increase in outstanding borrowings under the Term Loans, partially offset by a lower average effective floating interest rate on such borrowings.

Interest expense increased $13.5 million, to $35.7 million for 2005 from $22.3 million for 2004 as a result of an increase in outstanding borrowings under the Term Loan plus a higher average effective floating interest rate on such borrowings.

Loss on Extinguishment of Debt

In the fourth quarter of 2006, we recognized a noncash loss of $28.1 million on the extinguishment of debt related to our prior credit agreement, including deferred financing costs of $23.2 million and unamortized debt discount of $4.9 million.

In the first quarter of 2004, we recognized a noncash loss of $3.3 million on the extinguishment of debt related to our prior credit facility agreement.

Income Taxes

During 2006 we recognized current tax expense of $2.5 million primarily due to our Netherlands operations and alternative minimum tax on our U.S. net income before dividends. We recognized $14.3 million of deferred tax expense related to our U.K. and Netherlands operations.

During 2005 we recognized current tax expense of $4.0 million primarily due to an asserted tax assessment resulting from an audit of our Netherlands subsidiary. The expense related to the expected assessment was offset by a corresponding deferred tax benefit created by the timing difference on this revenue recognition item. As this benefit resulted from the timing difference, no valuation allowance was made for this asset. The remainder of our deferred tax assets recorded during the year were provided for with a valuation allowance. During 2004, we provided a valuation allowance against all of our deferred tax assets recorded during the year. The income tax expense of $21.2 million in 2003 was primarily due to the Company recording a valuation allowance of $33.6 million against our deferred tax asset as required by SFAS 109. See Note 10 “Income Taxes” to the Consolidated Financial Statements.

Preferred Dividends

We recognized and paid $46.2 million of dividends during 2006 related to the Series A 13.5% and Series B 12.5% cumulative perpetual preferred stock, issued during August 2005 and March 2006, respectively. This amount included approximately $9.3 million of prepayment premium paid to the holders of such preferred stock when all of the shares were redeemed in November 2006.

During 2005, we recognized $9.9 million of dividends in-kind related to the Series A 13.5% cumulative perpetual preferred stock, which was issued during August 2005.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of approximately $77.5 million, an increase of approximately $76.9 million from December 31, 2005. This increase is primarily attributable to the increase in our cash flows from operations coupled with the success of our financing programs during 2006, partially offset by higher amounts spent on capital projects and the redemption of our Series A and Series B preferred stock. Historically, we have financed our acquisition and development activities through a combination of bank borrowings and proceeds from our equity offerings as well as cash from operations and by the sell-down of a portion of our interests in selected development projects. During 2006, we completed several major projects which required significant capital expenditures through the end of the year. In order to fund these development costs, we completed a private placement of preferred stock for net proceeds of $145.5 million, and expanded our Term Loan in June and in November 2006 for an additional $167.7 million and $536.3 million, respectively, net of related costs. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities, new or amended debt or equity offerings combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements.

Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash provided by (used in):
Operating activities	258,514	$43,588	$41,218
Investing activities	(590,683)	(414,072)	(68,651)
Financing activities	447,991	335,514	125,698

Operating activities. Net cash provided by operating activities was $258.5 million for the year ended December 31, 2006 compared to $43.6 million for the year ended December 31, 2005. Cash flow from operations increased primarily due to a 155% increase in equivalent production volumes and an overall 11% increase in average realized prices per Mcfe. Gas sales, including the effects of hedging, increased by $120.0 million, or 103%, due mainly to 100% higher production volumes. Oil sales, including the effects of hedging, increased by $147.5 million, or 491%, due to a 356% increase in production volumes and a 29% increase in the average price realized for oil.

Investing activities. Cash used in investing activities in 2006 and 2005 was $591.0 million and $414.1 million, respectively, and included increases in restricted cash of $13.3 million and $12.5 million, respectively. Cash paid for acquisition, development and exploration expenditures of oil and natural gas properties in the Gulf of Mexico and North Sea totaled approximately $356.0 million and $221.0 million, respectively, in 2006. Such expenditures in the Gulf of Mexico and North Sea were approximately $296.1 million and $124.4 million, respectively, in 2005, offset by the receipt of $19.8 million in proceeds for the sale of properties.

Financing activities. Cash provided by financing activities in 2006 consisted primarily of net proceeds of $703.9 million related to our Term Loans, after deducting deferred financing costs of approximately $24.6 million related to the First Lien Term Loans, and net proceeds of $145.5 million from the issuance of preferred stock, partially offset by $381.1 million paid to redeem our preferred stock. Cash provided by financing activities in 2005 consisted primarily of net proceeds of $121.7 million related to our amendment to the Term Loan, after deducting deferred financing costs of approximately $10.4 million related to the amendment and accrued interest and $169.4 million from the issuance of preferred stock, net of issuance costs.

The Company’s restricted cash represents time deposits denominated in Pounds Sterling which secures irrevocable stand-by letters of credit for our future abandonment obligations with respect to the Tors (Garrow) and Wenlock properties in the North Sea. The Letters of Credit and Reimbursement Agreements were entered into in July 2005 and August 2006, each with an initial term of one year, to be extended for successive one-year terms unless thirty days notice is given of the intention not to extend.

Term Loans

Amounts borrowed under our credit agreements were as follows for the dates indicated (in thousands):

	Year Ended December 31,
	2006	2005
First Lien Term Loans, net of unamortized discount of $0 and $6,386	$896,441	$340,989
Second Lien Term Loan	175,000	—

Total	1,071,441	340,989
Less current maturities	(8,987)	(3,500)

Total long-term debt	$1,062,454	$337,489

On November 22, 2006, the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into Amendment No. 1 and Agreement (the “Amendment”) amending the Second Amended and Restated Credit Agreement dated as of June 22, 2006; the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into the Second Lien Credit Agreement; and the Company, ATP Energy, Inc. and Credit Suisse (as Collateral Agent under the Previous First Lien Credit Agreement and under the Second Lien Credit Agreement) entered into an Intercreditor Agreement. Under the Second Lien Credit Agreement, the Company has second lien term loans of $175.0 million. The Second Lien Term Loans bear interest at LIBOR plus 4.75% and mature in October 2010.

With the Amendment, we increased our aggregate borrowings under the Previous First Lien Credit Agreement by $375.0 million. We also borrowed $175.0 million under the Second Lien Credit Agreement. From this increase in borrowings, we received net proceeds of $536.3 million, after deducting $13.7 million for fees and expenses. The net proceeds were used by the Company: (a) to redeem the Series A Preferred Stock (as defined in Note 7 below), which had an original face amount of $175.0 million; (b) to redeem the Series B Preferred Stock (as defined in Note 7 below), which had an original face amount of $150.0 million; and (c) for general corporate purposes. Concurrent with the Amendment, we incurred a noncash charge of approximately $28.1 million related to the capitalized costs of the Previous First Lien Credit Agreement and approximately $9.3 million of costs related to calling and retiring all of the preferred shares.

On December 28, 2006, the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into the First Lien Credit Agreement. Under the First Lien Credit Agreement, the Company has first lien term loans for $900.0 million and a revolving credit and letter of credit facility in an amount not to exceed $50.0 million at any time outstanding. The First Lien Term Loans bear interest at LIBOR plus 3.5% and mature in April 2010. The Revolver, under which no amounts were outstanding as of December 31, 2006, bears interest at LIBOR plus 3.5% and matures in October 2009.

At December 31, 2006, our borrowings were secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP (UK) and ATP Oil & Gas (Netherlands) B.V., were guaranteed by our wholly owned subsidiary ATP Energy, Inc., and bore interest at a weighted average rate of approximately 9.13%.

The terms of the Term Loans and the Revolver require us to maintain certain covenants. Capitalized terms are defined in the First Lien Credit Agreement and the Second Lien Credit Agreement. The covenants include:

•	Minimum Current Ratio of 1.0 to 1.0;
•	Ratio of Total Net Debt to Consolidated EBITDAX of not greater than 3.0 to 1.0 at the end of each quarter;
•	Ratio of Consolidated EBITDAX to Consolidated Interest Expense of not less than 2.5 to 1.0 for any four consecutive fiscal quarters;
•	Ratio of pre-tax PV-10 of our total Proved Developed Producing oil and gas reserves to Net Debt of at least 0.5 to 1.0 at June 30 and December 31 of any fiscal year;
•

Ratio of pre-tax PV-10 of our Total Proved oil and gas reserves plus 50% of our pre-tax probable oil and gas reserves, both adjusted for current oil and gas price estimates, to Net Debt of at least 3.0 to 1.0 at June 30 or December 31 of any fiscal year;

•	Maximum Commodity Hedging Agreements on no more than 80% of the forecasted production attributable to our proved producing reserves for the period for which such hedges are in effect;
•	limit during any fiscal year Permitted Business Investments, as defined, to $150.0 million or 7.5% of PV-10 value of our total proved reserves.

As of December 31, 2006, we were in compliance with all of the financial covenants of our Term Loans. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and result in our non-compliance with these covenants. An event of non-compliance with any of the required covenants could result in a material mandatory repayment under the Term Loans.

The foregoing description of the First Lien Credit Agreement and the Second Lien Credit Agreement is qualified in its entirety by reference to the First Lien Credit Agreement and the Second Lien Credit Agreement filed as exhibits to this report and incorporated by reference herein. In addition, capitalized terms used but not defined in the foregoing description have the respective meanings assigned to such terms in the First Lien Credit Agreement and the Second Lien Credit Agreement.

In connection with the original issuance of the term loans during 2004, we granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share, 525,499 of which remain outstanding at

December 31, 2006. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the unamortized portion of the original issue discount of $5.6 million were written off in connection with the Amendment.

Capital Lease

During October 2005, we acquired the ATP Innovator (formerly the Rowan Midland) for the net adjusted purchase price of $46.7 million, and paid $1.7 million toward this lease in 2005, $21.0 million in 2006 and the remaining balance of $24.0 million on January 31, 2007.

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

The Company’s preferred stock, par value $0.001 per share, consisted of the following (in thousands):

	December 31,
	2006	2005
Series A 13.5% cumulative perpetual preferred stock; liquidation preference of $0 and $1,056 per share at December 31, 2006 and 2005; 175,000 shares issued and outstanding at December 31, 2005	$—	$184,858

Junior participating preferred stock pursuant to the Shareholders Rights Plan; none issued at December 31, 2006 and 2005	—	—

Recently Issued Accounting Pronouncements

See Note 3, “Recently Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

Contractual Obligations

We have various commitments primarily related to leases for office space, other property and equipment and other agreements. The following table summarizes certain contractual obligations at December 31, 2006 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,071,441	$8,987	$668,400	$394,054	$—
Interest on long-term debt (1)	296,923	97,533	178,118	21,272	—
Current portion of long-term capital lease	22,247	22,247	—	—	—
Interest on capital lease (1)	1,703	1,703	—	—	—
Non-cancelable operating leases	2,884	855	1,079	812	138

Total contractual obligations	$1,395,198	$131,325	$847,597	$416,138	$138

(1)	Interest is based on rates and quarterly principal payments in effect at December 31, 2006.

Our liabilities also include asset retirement obligations ($21.3 million current and $87.1 million long-term) that represent the estimated fair value at December 31, 2006 of our obligations with respect to the retirement/plugging and abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amounts and the timing of the settlements of such obligations is unknown because they are subject to, among other things, federal, state and local regulation and economic factors. See Note 2 to the Consolidated Financial Statements.

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

Capitalized proved property acquisition costs are depleted on the unit-of-production method on the basis of total estimated units of proved reserves. Capitalized costs relating to producing properties are depleted on the unit-of-production method on the basis of total estimated units of proved developed reserves. When significant development costs (such as the cost of an off-shore production platform) are incurred in connection with a planned group of development wells before all of the planned wells have been drilled, it is occasionally necessary to exclude a portion of those development costs in determining the unit-of-production amortization rate until the additional development wells are drilled. However, in no case are future development costs anticipated in computing our amortization rate. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depletion provisions. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer’s estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Restoration of a previously recognized impairment loss is prohibited. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are developed. Unproved properties are assessed quarterly and any impairment in value is charged to impairment expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit-of-production basis.

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. In all years presented, 100% of our reserves were prepared by independent petroleum engineers. Currently, we use Ryder Scott Company, L.P., DeGolyer and MacNaughton, Collarini Associates and RPS Energy. See the Supplemental Information (unaudited) in our consolidated financial statements for reserve data related to our properties.

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

Asset Retirement Obligations

We have significant obligations related to the plugging and abandonment of our oil and gas wells, dismantling our offshore production platforms, and the removal of equipment and facilities from leased acreage and returning such land to its original condition. We estimate the future cost of this obligation, discounted to its present value, and record a corresponding asset and liability in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis. See Note 2 to the Consolidated Financial Statements.

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

Price Risk Management Activities

We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed price physical contracts, price swaps and put options, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon oil and natural gas, which have a high degree of historical correlation with actual prices we receive. All derivative instruments, unless designated as normal purchases and sales, are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded in oil and natural gas revenues. As of December 31, 2006, we had five derivative contracts in place that qualified as cash flow hedges and thirty-four gas and oil fixed price futures contracts designated as normal sales contracts.

Valuation of Deferred Tax Asset

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. We also record a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

In determining whether a valuation allowance is appropriate, we weigh positive and negative evidence that suggests whether a deferred tax asset is likely to be recoverable. We have incurred net operating losses in a number of prior years. Relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are overshadowed by such history of losses. Delays in bringing properties onto production and development cost overruns in 2003 were also significant factors considered in evaluating our deferred tax asset valuation allowance. Accordingly, we established a valuation allowance of $33.6 million as of December 31, 2003. We achieved profitable operations in 2004; however the income generated in 2004 was not sufficient to overcome the negative evidence noted in the prior years. During 2005, we incurred a net loss before income taxes of $2.6 million, and in 2006 we recorded income before income taxes of $25.7 million. See Note 10 “Income Taxes” to the Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at December 31, 2006.

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

Foreign Currency Risk

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

Our internal hedging policy provides that we examine the economic effect of entering into a commodity contract with respect to the properties that we acquire. We generally acquire properties at prices that are below management’s estimated value of the estimated proved reserves at the then current oil and natural gas prices. We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements.

Item 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to the Consolidated Financial Statements” beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, such officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of ATP Oil & Gas Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on February 28, 2006, management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006, as stated in their report which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Company and Other Key Employees

Set forth below are the names, ages (as of February 28, 2007) and titles of the persons currently serving as executive officers of the Company. All executive officers hold office until their successors are elected and qualified.

Name	Age	Position
T. Paul Bulmahn	63	Chairman and President
Gerald W. Schlief	59	Senior Vice President
Albert L. Reese, Jr.	57	Chief Financial Officer
Leland E. Tate	59	Chief Operations Officer
John E. Tschirhart	56	Senior Vice President, International, General Counsel
Isabel M. Plume	46	Chief Communications Officer
Keith R. Godwin	39	Chief Accounting Officer

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

Except for the information relating to Executive Officers of the Registrant set forth above, the information required by Item 10 of Form 10-K is incorporated herein by reference to the definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on June 8, 2007 (the “Proxy Statement.”)

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, and it is available on our internet website at www.atpog.com. In the event that an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to any of the executive officers (including the principal executive officer, principal financial officer, principal accounting officer and controller) or directors is necessary, we intend to post such information on our website.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

(a) (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Amended and Restated Bylaws of ATP, incorporated by reference to Exhibit 3.1 of ATP’s Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP’s Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP’s Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

*10.2	Third Amended and Restated Credit Agreement dated December 28, 2006 among ATP, the Lenders named therein and Credit Suisse (“CS”), as administrative and collateral agent.

10.3	Second Lien Credit Agreement dated November 22, 2006, among ATP, the lenders from time to time party thereto and CS, as administrative and collateral agent for the Lenders, incorporated by reference to Exhibit 10.2 of ATP’s Current Report on Form 8-K filed on November 29, 2006.

10.4	Intercreditor Agreement dated as of November 22, 2006 among ATP and CS, as first and second lien collateral agents, incorporated by reference to Annex I to Exhibit 10.1 of ATP’s Current Report on Form 8-K filed on November 29, 2006.

†10.5	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.6	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Gerald W. Schlief, dated December 29, 2005, incorporated by reference to Exhibit 10.6 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.16	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2002.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of Ryder Scott Company, L.P.

*23.3	Consent of RPS Energy Limited

*23.4	Consent of Collarini Associates.

*23.5	Consent of DeGolyer and MacNaughton.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP OIL & GAS CORPORATION

By:	/S/ ALBERT L. REESE, JR.
Albert L. Reese, Jr. Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature	Title

/s/ T. Paul Bulmahn T. Paul Bulmahn	Chairman, President and Director (Principal Executive Officer)

/s/ Albert L. Reese, Jr. Albert L. Reese, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ Keith R. Godwin Keith R. Godwin	Chief Accounting Officer (Principal Accounting Officer)

/s/ Chris A. Brisack Chris A. Brisack	Director

/s/ Arthur H. Dilly Arthur H. Dilly	Director

/s/ Gerard J. Swonke Gerard J. Swonke	Director

/s/ Robert C. Thomas Robert C. Thomas	Director

/s/ Walter Wendlandt Walter Wendlandt	Director

/s/ Burt A. Adams Burt A. Adams	Director

/s/ Robert J. Karow Robert J. Karow	Director

/s/ George R. Edwards George R. Edwards	Director

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

All other financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ATP Oil & Gas Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of ATP Oil & Gas Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

DELOITTE & TOUCHE LLP

Houston, Texas

March 1, 2007

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$182,592	$65,566
Restricted cash	27,497	12,209
Accounts receivable (net of allowance of $409 and $367)	105,030	83,571
Deferred tax asset	1,113	—
Derivative asset	1,170	—
Other current assets	9,931	4,454

Total current assets	327,333	165,800

Oil and gas properties (using the successful efforts method of accounting)
Proved properties	1,483,163	890,402
Unproved properties	56,189	8,882

	1,539,352	899,284
Less: Accumulated depletion, impairment and amortization	(443,707)	(271,863)

Oil and gas properties, net	1,095,645	627,421

Furniture and fixtures (net of accumulated depreciation)	1,079	1,175
Deferred tax asset	—	4,025
Deferred financing costs, net	13,272	17,922
Other assets, net	9,729	7,420

Total assets	$1,447,058	$823,763

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$195,846	$144,675
Current maturities of long-term debt	8,987	3,500
Current maturities of long-term capital lease	23,699	8,679
Asset retirement obligation	21,297	7,097
Derivative liability	—	1,282

Total current liabilities	249,829	165,233
Long-term debt	1,062,454	337,489
Long-term capital lease	—	34,437
Asset retirement obligation	87,092	60,267
Deferred tax liability	11,765	—
Other long-term liabilities and deferred obligations	—	8,826

Total liabilities	1,411,140	606,252

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at December 31, 2006; 175,000 issued and outstanding at December 31, 2005	—	184,858
Common stock: $0.001 par value, 100,000,000 shares authorized; 30,272,210 issued and 30,196,370 outstanding at December 31, 2006; 29,668,517 issued and 29,592,677 outstanding at December 31, 2005	30	29
Additional paid-in capital	151,467	149,267
Accumulated deficit	(140,681)	(101,333)
Accumulated other comprehensive income (loss)	26,013	(4,693)
Unearned compensation	—	(9,706)
Treasury stock	(911)	(911)

Total shareholders’ equity	35,918	217,511

Total liabilities and shareholders’ equity	$1,447,058	$823,763

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Oil and gas production	$414,182	$146,674	$116,123
Other revenues	5,639	—	—

	419,821	146,674	116,123

Costs and operating expenses:
Lease operating	72,446	23,629	19,531
Exploration	2,231	6,208	997
General and administrative	21,499	24,274	15,806
Stock-based compensation	11,477	57	—
Credit facility	—	—	1,850
Depreciation, depletion and amortization	169,704	64,069	55,637
Impairment of oil and gas properties	19,520	—	—
Accretion	8,076	3,238	2,069
(Gain) loss on abandonment	9,603	(732)	(251)
Gain on disposition of properties	—	(2,743)	(6,011)
Other	—	—	400

	314,556	118,000	90,028

Income from operations	105,265	28,674	26,095

Other income (expense):
Interest income	4,532	4,064	627
Interest expense	(58,018)	(35,720)	(22,262)
Loss on extinguishment of debt	(28,115)	—	(3,326)
Other income	7	419	280

	(81,594)	(31,237)	(24,681)

Income (loss) before income taxes	23,671	(2,563)	1,414

Income tax expense:
Current	(2,528)	—	—
Deferred	(14,266)	(153)	(58)

	(16,794)	(153)	(58)

Net income (loss)	6,877	(2,716)	1,356

Preferred stock dividends	(46,225)	(9,858)	—

Net income (loss) available to common shareholders	$(39,348)	$(12,574)	$1,356

Net income (loss) per common share—basic and diluted	$(1.33)	$(0.43)	$0.05

Weighted average number of common shares:
Basic	29,693	29,080	24,944
Diluted	29,693	29,080	25,271

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$6,877	$(2,716)	$1,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation, depletion and amortization	169,704	64,069	55,637
Impairment of oil and gas properties	19,520	—	—
Gain on disposition of properties	—	(2,743)	(6,011)
Accretion	8,076	3,238	2,069
Deferred income taxes	14,266	(3,949)	—
Dry hole costs	—	5,341	—
Amortization of deferred financing costs	5,985	4,173	2,471
Loss on extinguishment of debt	28,115	—	3,326
Stock-based compensation	11,477	57	—
Ineffectiveness of cash flow hedges	(110)	(189)	190
Noncash interest and credit facility expenses	3,054	1,742	1,709
Other noncash items	(643)	(1,075)	1,585
Changes in assets and liabilities—
Accounts receivable and other current assets	(24,904)	(43,095)	(22,355)
Accounts payable and accruals	20,419	23,212	3,656
Other assets	(3,322)	(3,781)	36
Other long-term liabilities and deferred obligations	—	(696)	(2,451)

Net cash provided by operating activities	258,514	43,588	41,218

Cash flows from investing activities
Additions and acquisitions of oil and gas properties	(577,012)	(420,516)	(87,368)
Proceeds from disposition of oil and gas properties	—	19,820	19,200
Increase in restricted cash	(13,290)	(12,476)	—
Additions to furniture and fixtures	(381)	(900)	(483)

Net cash used in investing activities	(590,683)	(414,072)	(68,651)

Cash flows from financing activities
Proceeds from long-term debt	728,500	132,113	262,000
Payments of long-term debt	(4,435)	(3,175)	(166,230)
Deferred financing costs	(24,551)	(10,416)	(13,502)
Issuance of preferred stock, net of issuance costs	145,463	169,437	—
Redemption of preferred stock	(381,083)	—	—
Net proceeds from secondary offering	—	—	53,066
Proceeds from capital lease	—	44,774	—
Payments of capital lease	(20,869)	(1,658)	—
Repurchase of warrants	—	—	(12,311)
Exercise of stock options	4,966	4,507	—
Other	—	(68)	2,675

Net cash provided by financing activities	447,991	335,514	125,698

Effect of exchange rate changes on cash	1,204	(2,238)	(55)

Increase (decrease) in cash and cash equivalents	117,026	(37,208)	98,210
Cash and cash equivalents, beginning of period	65,566	102,774	4,564

Cash and cash equivalents, end of period	$182,592	$65,566	$102,774

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock
Balance, beginning of year	175	$184,858	—	$—	—	$—
Issuance of preferred stock	150	150,000	175	175,000	—	—
Preferred dividends	—	46,225	—	9,858	—	—
Redemption of preferred stock	(325)	(381,083)	—	—	—	—

Balance, end of year	—	$—	175	$184,858	—	$—

Common Stock
Balance, beginning of year	29,592	$29	28,884	$29	24,520	$25
Issuances of common stock
Secondary offering	—	—	—	—	4,000	4
Exercise of stock options	503	1	443	—	364	—
Restricted stock	101	—	265	—	—	—

Balance, end of year	30,196	$30	29,592	$29	28,884	$29

Paid-in Capital
Balance, beginning of year		$139,561		$140,628		$92,277
Issuance of capital stock
Secondary offering		—		—		53,062
Exercise of stock options		4,966		4,504		2,675
Preferred stock offering costs		(4,537)		(5,628)		—
Value of warrants issued in connection with financings		—		—		4,925
Repurchase of warrants		—		—		(12,311)
Stock-based compensation		11,477		57		—

Balance, end of year		$151,467		$139,561		$140,628

Accumulated Deficit
Balance, beginning of year		$(101,333)		$(88,759)		$(90,115)
Net income (loss)		6,877		(2,716)		1,356
Preferred dividends		(46,225)		(9,858)		—

Balance, end of year		$(140,681)		$(101,333)		$(88,759)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$(4,693)		$6,177		$3,056
Other comprehensive income (loss)		30,706		(10,870)		3,121

Balance, end of year		$26,013		$(4,693)		$6,177

Treasury Stock
Balance, beginning of year	76	$(911)	76	$(911)	76	$(911)

Balance, end of year	76	$(911)	76	$(911)	76	$(911)

Total Shareholders’ Equity		$35,918		$217,511		$57,164

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$6,877	$(2,716)	$1,356

Other comprehensive income (loss):
Reclassification adjustment for settled contracts, net of tax of $0	4,391	5	1,055
Change in fair value of outstanding hedge positions, net of tax of $0	(4,080)	(1,759)	(532)
Foreign currency translation adjustment, net of tax of $0	30,395	(9,116)	2,598

Other comprehensive income (loss)	30,706	(10,870)	3,121

Comprehensive income (loss)	$37,583	$(13,586)	$4,477

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

Basis of Presentation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries, ATP Energy, Inc. (“ATP Energy”), ATP Oil & Gas (UK) Limited, or “ATP (UK),” and ATP Oil & Gas Netherlands (B.V.). All intercompany transactions are eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Restricted Cash.

The Company’s restricted cash represents time deposits denominated in Pounds Sterling which secures irrevocable stand-by letters of credit for our future abandonment obligations with respect to the Tors (Garrow) and Wenlock properties in the North Sea. The Letters of Credit and Reimbursement Agreements were entered into in July 2005 and August 2006, each with an initial term of one year, to be extended for successive one-year terms unless thirty days notice is given of the intention not to extend.

Oil and Gas Producing Activities.

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

Capitalized proved property acquisition costs are depleted on the unit-of-production method on the basis of total estimated units of proved reserves. Capitalized costs relating to producing properties are depleted on the unit-of-production method on the basis of total estimated units of proved developed reserves. When significant development costs (such as the cost of an off-shore production platform) are incurred in connection with a planned group of development wells before all of the planned wells have been drilled, it is occasionally necessary to exclude a portion of those development costs in determining the unit-of-production amortization rate until the additional development wells are drilled. However, in no case are future development costs anticipated in computing our amortization rate. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depletion provisions. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer’s estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Restoration of a previously recognized impairment loss is prohibited. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. We recorded impairments during the year ended December 31, 2006 totaling $18.5 million on certain proved properties, primarily due to lower than projected oil and natural gas prices, unfavorable operating performance or downward revisions of recoverable reserves or a combination of all of these factors, and no impairments during 2005 and 2004.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are developed. Unproved properties are assessed quarterly and any impairment in value is charged to impairment expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit-of-production basis. During the year ended December 31, 2006, we recorded an impairment of unproved properties in the amount of $1.0 million. No such impairments were required during 2005 and 2004.

Asset Retirement Obligations.

We recognize liabilities associated with the eventual retirement of tangible long-lived assets, upon the acquisition, construction and development of the assets, whenever law or regulation will eventually require that we abandon those assets. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Until all such assets are ultimately sold or abandoned, we will recognize (i) depletion expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the periods ended December 31, 2006, 2005 and 2004 (in thousands):

	December 31,
	2006	2005	2004
Asset retirement obligation, beginning of year	$67,364	$24,923	$21,107
Liabilities incurred	34,984	43,685	3,239
Liabilities settled	(2,998)	(3,730)	(1,185)
Accretion expense	8,076	3,238	2,069
Foreign currency translation	2,570	(525)	704
Changes in estimates	(1,607)	217	—
Liabilities settled—assets sold	—	(444)	(1,011)

Asset retirement obligation, end of year	$108,389	$67,364	$24,923

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest.

Interest costs during the development phase of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. No interest was capitalized during 2006, 2005 or 2004.

Furniture and Fixtures.

Furniture and fixtures consists of office furniture, computer hardware and software and leasehold improvements. Depreciation of furniture and fixtures is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

Other Assets.

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related agreement, using the effective interest method.

Environmental Liabilities.

Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition would coincide with a commitment to a formal plan of action.

Revenue Recognition

We use the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which are generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in our supplemental oil and gas disclosures. If our excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet.

Concentration of Credit Risk.

We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owners’ receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit.

Major Customers.

We sell a portion of our oil and gas to end users through various gas marketing companies. For the year ended December 31, 2006, revenues from two purchasers accounted for 43% and 32%, respectively, of oil and gas production revenues. For the year ended December 31, 2005, revenues from three purchasers accounted for 48%, 14% and 12%, respectively, of oil and gas production revenues. For the year ended December 31, 2004, revenues from four purchasers accounted for 35%, 21%, 17% and 15%, respectively, of oil and gas production revenues. Percentages are calculated on oil and gas revenues before any effects of price risk management activities.

Translation of Foreign Currencies.

The local currency is the functional currency for our foreign subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders’ equity. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency of a particular entity. At December 31, 2006, accumulated other comprehensive income included $27.4 million of gain related to cumulative foreign currency translation adjustments.

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

Comprehensive Income (Loss).

Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to shareholders’ equity. In 2006, comprehensive income was $37.6 million. In 2005, comprehensive loss was $13.6 million. In 2004, comprehensive income was $4.5 million.

Stock-based Compensation.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Share-Based Payment,” as amended, using the modified prospective transition method which requires, among other things, current recognition of compensation expense for share-based compensation granted after January 1, 2006, and for that portion of prior period share-based compensation for which the requisite service has not been rendered that was outstanding as of January 1, 2006. During the years ended December 31, 2006, 2005 and 2004, we recognized aggregate compensation expense of $1.8 million, $0 and $0, respectively, related to outstanding common stock options. During the years ended December 31, 2006, 2005 and 2004, we recognized aggregate compensation expense of $9.6 million, $0 million and $0, respectively, related to outstanding restricted stock grants.

For periods prior to January 1, 2006, we applied to our stock-based compensation awards the intrinsic method of accounting as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R), as amended, to stock-based employee compensation during 2005 and 2004 (in thousands, except for per-share data):

	Year Ended December 31,
	2005	2004
Net income (loss) available to common shareholders, as reported	$(12,574)	$1,356
Total stock based employee compensation benefit determined under fair value for all awards, net of related tax effects	(350)	(51)

Pro forma net income (loss)	$(12,924)	$1,305

Earnings per share:
Basic and diluted earnings per share—as reported	$(0.43)	$0.05
Basic and diluted earnings per share—pro forma	(0.44)	0.05

Fair Value of Financial Instruments.

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. Bank debt is variable rate debt and as such, approximates fair values, as interest rates are variable based on prevailing market rates.

Derivative Instruments.

From time to time, we utilize fixed price forward gas and oil sales contracts, options, swaps and collars to manage our commodity price risk. Our fixed price forward gas and oil sales contracts are designated normal sales under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value, to the extent effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, or in the case of options based on the change in intrinsic value. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain or loss, such as time value for option contracts, is recognized immediately in earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

Note 3 — Recently Issued Accounting Pronouncements

During February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating the impact that this Statement will have on our financial statements.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact our financial statements.

During September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. Adoption of this guidance did not materially impact our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the evaluation of a tax position as a two-step process. First, we will be required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, it is then measured and recorded at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We will be required to adopt FIN 48 in the first quarter of 2007. We are evaluating our tax positions and the impact that this guidance will have on our financial statements.

During November 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provided a practical

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition election related to accounting for the tax effects of share-based payment awards to employees as an alternative to the method set forth in paragraph 81 of Statement of Financial Accounting Standards (“SFAS”) No. 123(R). An entity that adopts SFAS No. 123(R) using either the modified retrospective or the modified prospective application may make a one-time election to adopt the transition methodology described in this FSP up to one year after the later of its adoption of SFAS 123(R) or the effective date of this FSP. The Company adopted SFAS 123(R) and related guidance on January 1, 2006 for its outstanding unvested awards as well as for awards granted, modified, repurchased or canceled on or after that date. We have determined that we will not make the one-time election allowed by this FSP.

During October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” which clarifies the notion of “mutual understanding” required under SFAS No. 123 to establish the grant date of a common stock award. We adopted this guidance upon implementation of SFAS No. 123(R) on January 1, 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

During August 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” This guidance defers at this time the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable generally acceptable accounting principles (“GAAP”) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. We adopted this guidance upon implementation of SFAS No. 123(R) on January 1, 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

During April 2005, the FASB issued FSP No. FAS 19-1, “Accounting for Suspended Well Costs.” FSP No. 19-1 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP No. 19-1 also amends SFAS No. 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. Adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

During March 2005, FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. We adopted FIN No. 47 on December 31, 2005 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

During March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to express the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We adopted this guidance upon implementation of SFAS No. 123(R) on January 1, 2006 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for interest	$42,748	$28,085	$17,879

Cash paid during the year for income taxes	$5	$—	$150

Note 5 — Acquisitions and Dispositions

Gulf of Mexico

We closed three separate purchase transactions for minerals in-place during 2006. These purchases totaled $30.0 million in acquisition costs. Additionally, we acquired three blocks for $4.3 million at the Gulf of Mexico Offshore Lease Sales held in 2006. We hold a 100% working interest and serve as operator of each of the blocks.

During the second and third quarter of 2006, we acquired in two separate transactions a 100% working interest in Mississippi Canyon Blocks 941, 942 and Atwater Valley Block 63, collectively called the Telemark Hub. As of December 31, 2006, we had begun engineering and construction of a floating drilling and production facility for the Telemark Hub which is expected to be installed in mid-2008. Costs incurred, excluding acquisition costs, during 2006 at the Telemark Hub were approximately $11.0 million. We serve as operator of each of the blocks.

At Ship Shoal 351, we increased our ownership from 50% to 100% in exchange for the assumption of future abandonment liability. At December 31, 2006, we were installing a platform at Ship Shoal 351 and in February 2007 we began drilling the first of at least two planned wells. We hold a 100% working interest and serve as operator at Ship Shoal 351.

During March 2005, ATP was the apparent high bidder and was subsequently awarded seven blocks relating to its winning bids totaling $2.4 million at the Central Gulf of Mexico Offshore Lease Sale. ATP owns a 100% working interest in and is the operator of all seven blocks. Two of the blocks are adjacent to the Company’s wholly-owned Mississippi Canyon 711 development. Two additional blocks are contiguous to an existing ATP operated development in the West Cameron area and the remaining three blocks provide for new development area opportunities. Also, in the second quarter of 2005, ATP acquired 100% of the working interest in South Marsh Island 166.

During September 2005, ATP acquired a 55% working interest in four Federal oil and gas leases covering Mississippi Canyon Blocks 173/217 and Desoto Canyon Blocks 133/177, offshore Gulf of Mexico, in an oil and gas discovery area named “King’s Peak.” The acquisition also included a 19.25% working interest in the Canyon Express Pipeline System. The final adjusted purchase price for this acquisition was $16.9 million.

During October 2005, ATP was awarded two blocks relating to its winning bids at the Western Gulf of Mexico Offshore Lease Sale held in New Orleans during August 2005. During December 2005 the Minerals Management Service awarded a third block to the Company on which it was the apparent high bidder. We are the operator and have a 100% working interest in the blocks, Garden Banks 228, High Island A-391 and High Island A-589, which were awarded at a total cost of approximately $2.9 million dollars.

During October 2005, we acquired the ATP Innovator (formerly the Rowan Midland) for the net adjusted purchase price of $46.7 million, and paid $1.7 million toward this lease in 2005, $21.0 million in 2006 and the remaining balance of $24.0 million on January 31, 2007.

Also during October 2005, we acquired substantially all of the oil and gas assets of a privately held company, consisting of 19 blocks located on the Gulf of Mexico Outer Continental Shelf in less than 600 feet of water. The reserves are approximately 80% gas and 20% oil. The adjusted purchase price was $37.2 million

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in cash, plus net liabilities assumed totaling an estimated $31.4 million for future property abandonment operations. The purchase price was allocated $68.1 million to proved oil and gas property, and $0.5 million to unproved property.

U.K. Sector—North Sea

During the fourth quarter of 2006, ATP (UK) acquired a 100% working interest in Block 49/12b in the Southern Gas Basin of the U.K. North Sea. Block 49/12b is an exploratory opportunity offsetting our Wenlock development. Wenlock is located in 75 feet of water and has two vertical wells that have tested at rates of 35 MMcf per day and 74 MMcf per day.

During June 2005, we increased our ownership in the Tors fields (Garrow and Kilmar) in the Southern Gas Basin of the U.K. North Sea to 100% by acquiring the remaining 25% interest pursuant to an agreement with our partner. The Secretary of State for Trade and Industry gave approval for ATP (UK) to own a 100% interest in the Tors fields and to act as the sole development and production operator. Subsequently, in December 2005, ATP (UK) sold 15% of its working interest in the Tors fields.

During December 2005, we announced that we had increased our ownership to 100% in the Wenlock (formerly Venture) field (Block 49/12a North) in the Southern Gas Basin of the U.K. North Sea. ATP (UK) acquired the 50% working interest owned by our partner pursuant to a Sale and Purchase Agreement. Control of this property will allow ATP to proceed with the field development plan approval process.

ATP (UK) recorded net acquisition costs of $7.0 million related to its 2005 acquisitions.

Note 6 — Debt and Leases

Long-term debt

Long-term debt consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005
First Lien Term Loans, net of unamortized discount of $0 and $6,386	$896,441	$340,989
Second Lien Term Loan	175,000	—

Total	1,071,441	340,989
Less current maturities	(8,987)	(3,500)

Total long-term debt	$1,062,454	$337,489

On November 22, 2006, the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into Amendment No. 1 and Agreement (the “Amendment”) amending the Second Amended and Restated Credit Agreement dated as of June 22, 2006; the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into the Second Lien Credit Agreement; and the Company, ATP Energy, Inc. and Credit Suisse (as Collateral Agent under the Previous First Lien Credit Agreement and under the Second Lien Credit Agreement) entered into an Intercreditor Agreement. Under the Second Lien Credit Agreement, the Company has second lien term loans of $175.0 million. The Second Lien Term Loans bear interest at LIBOR plus 4.75% and mature in October 2010.

With the Amendment, we increased our aggregate borrowings under the Previous First Lien Credit Agreement by $375.0 million. We also borrowed $175.0 million under the Second Lien Credit Agreement. From this increase in borrowings, we received net proceeds of $536.3 million, after deducting $13.7 million for fees and expenses. The net proceeds were used by the Company: (a) to redeem the Series A Preferred Stock (as defined in Note 7 below), which had an original face amount of $175.0 million; (b) to redeem the Series B Preferred Stock (as defined in Note 7 below), which had an original face amount of $150.0 million; and (c) for general corporate purposes. Concurrent with the Amendment, we incurred a noncash charge of approximately

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$27.9 million related to the capitalized costs of the Previous First Lien Credit Agreement and approximately $9.3 million of costs related to calling and retiring all of the preferred shares.

On December 28, 2006, the Company, the lenders named therein and Credit Suisse (as Administrative Agent and Collateral Agent for such lenders) entered into the First Lien Credit Agreement. Under the First Lien Credit Agreement, the Company has first lien term loans for $900.0 million and a revolving credit and letter of credit facility in an amount not to exceed $50.0 million at any time outstanding. The First Lien Term Loans bear interest at LIBOR plus 3.5% and mature in April 2010. The Revolver, under which no amounts were outstanding as of December 31, 2006, bears interest at LIBOR plus 3.5% and matures in October 2009.

At December 31, 2006, our borrowings were secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP (UK) and ATP Oil & Gas (Netherlands) B.V., were guaranteed by our wholly owned subsidiary ATP Energy, Inc., and bore interest at a weighted average rate of approximately 9.13%.

The terms of the Term Loans and the Revolver require us to maintain certain covenants. As of December 31, 2006, we were in compliance with all of the financial covenants of our Term Loans.

At December 31, 2005, we had $347.4 million outstanding on our Senior Secured First Lien Term Loan Facility (“Term Loan”). The Term Loan was to mature in April 2010 and was secured by substantially all of our oil and gas assets in the Gulf of Mexico and the U.K. Sector North Sea and was guaranteed by our wholly owned subsidiaries ATP Energy, Inc. and ATP (UK). The Term Loan bore interest at the base rate plus a margin of 4.50% or LIBOR plus a margin of 5.50% at the election of ATP. At December 31, 2005, the weighted average rate on outstanding borrowings was approximately 10.06%.

In connection with the original issuance of the term loans during 2004, we granted warrants to purchase 2,452,336 shares of common stock of ATP for $7.25 per share, 525,499 of which remain outstanding at December 31, 2006. The warrants have a term of six years and expire in March 2010. The fair value of the warrants, as determined by use of the Black-Scholes valuation model on March 29, 2004, was approximately $4.2 million and was accounted for as additional paid-in-capital and debt discount. The fair value was calculated with the following weighted-average assumptions: zero dividend yield; risk-free interest rate of 3.0%; volatility of 51.6% and an expected life of 6 years. The value was adjusted for liquidity issues associated with a potential sale of such a large volume of shares in relation to our public float. This amount and the unamortized portion of the original issue discount of $5.6 million were written off in connection with the Amendment.

Capital Lease

During October 2005, we agreed to acquire the Rowan Midland mobile offshore drilling unit (“Vessel”) from Rowandrill, Inc. for modification for use as a floating offshore production unit at our Mississippi Canyon 711 development. The Vessel was subsequently renamed the ATP Innovator. The net purchase price of $46.7 million, including certain prepayment credits, was payable over the succeeding 15-month period. We paid $1.7 million toward this lease in 2005, $21.0 million in 2006 and the remaining balance of $24.0 on January 31, 2007. At its inception, the company recorded this transaction as a capital lease and recorded an oil and gas asset and corresponding capital lease obligation in the amount of $44.8 million.

Operating Leases

We have commitments under an operating lease agreement for office space and various leases for office equipment. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $0.7 million, $0.6 million and $0.7 million, respectively. At December 31, 2006, the future minimum rental payments due under operating leases are as follows (in thousands):

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending December 31:
2007	855
2008	683
2009	396
2010	399
2011	413
Thereafter	138

Total	$2,884

Note 7 — Equity

Series A Preferred Stock

On August 2, 2005, ATP entered into a Subscription Agreement for the private placement of 175,000 shares of its 13.5% Series A cumulative perpetual preferred stock, par value, $0.001 per share (the “Series A Preferred Stock”), at a price of $1,000.00 per share. The Series A Preferred Stock was redeemed in its entirety with the proceeds of additional Term Loans, as discussed in Note 6. The Series A Preferred Stock was not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $175.0 million and the Company paid $5.25 million in placement agent commissions. The issuance of the Series A Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

The Statement of Resolutions establishing the Series A Preferred Stock provided for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial rate of 13.5%, subject to escalation in the applicable dividend rate under certain conditions; (3) no voting rights (except as required by law or after the occurrence of various extraordinary events); (4) special provisions in the event of a Fundamental Change (as defined in the Statement of Resolutions) in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Series A Preferred Stock.

The Company had the right to redeem the Series A Preferred Stock at its option at any time after a Fundamental Change or the later of February 3, 2006 or the specified debt satisfaction date at a premium that declined until February 3, 2009, at which time the Series A Preferred Stock could be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a Fundamental Change in the Company or the repayment of the then outstanding debt, the Company was required to notify the preferred stockholders whether it intended to offer to redeem the Series A Preferred Stock. If the Company chose not to offer to redeem the Series A Preferred Stock, then it was to be deemed a Fundamental Change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate was to escalate by 5% per quarter, to a maximum of 25%. Such escalation was to continue until either of such defaults was cured, unless the Company had previously exercised its optional redemption right with respect to all of the shares of Series A Preferred Stock then outstanding. The Company was under no obligation to offer to redeem the Series A Preferred Stock under any circumstances, but chose to redeem the Series A Preferred Stock and accrued dividends with the proceeds of additional Term Loans as described in Note 6.

Series B Preferred Stock

On March 20, 2006, ATP entered into a Subscription Agreement for the private placement of 150,000 shares of its 12.5% Series B cumulative perpetual preferred stock, par value, $0.001 per share (the “Series B Preferred Stock”), at a price of $1,000.00 per share. The Series B Preferred Stock was redeemed in its entirety with the proceeds of additional Term Loans, as discussed in Note 6. The Series B Preferred Stock was not convertible into the Company’s common stock. Aggregate gross proceeds to the Company were $150.0 million and the Company paid $4.5 million in placement agent commissions. The issuance of the Series B Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, and was offered and issued only to institutional accredited investors.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Statement of Resolutions establishing the Series B Preferred Stock provided for: (1) an initial liquidation preference of $1,000.00 per share; (2) cumulative quarterly dividends at an initial annual rate of 12.5%, subject to escalation in the applicable annual dividend rate under certain conditions; (3) no voting rights (except as required by law or after the occurrence of various extraordinary events); (4) special provisions in the event of a Fundamental Change in the Company or the satisfaction of the Company’s currently outstanding debt; (5) limitations on incurrence of additional debt; and (6) restrictions on transfer or sale of the Preferred Stock.

The Company had the right to redeem the Series B Preferred Stock at its option at any time at a premium that declined until February 3, 2009, at which time the preferred stock could be redeemed at 100% of the liquidation preference plus accrued and unpaid dividends.

In the event of a Fundamental Change in the Company or the repayment of the then outstanding debt, the Company was required to notify the preferred stockholders whether it intended to offer to redeem the Series B Preferred Stock. If the Company chose not to offer to redeem the Series B Preferred Stock, then it was to be deemed a Fundamental Change offer default or a debt satisfaction offer default, as the case may be, and the applicable dividend rate was to escalate by 5% per quarter, to a maximum of 25%. Such escalation was to continue until either of such defaults was cured, unless the Company had previously exercised its optional redemption right with respect to all of the shares of Series B Preferred Stock then outstanding. The Company was under no obligation to offer to redeem the Series B Preferred Stock under any circumstances, but chose to redeem the Series B Preferred Stock and accrued dividends with the proceeds of additional Term Loans as described in Note 6.

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

The Company’s preferred stock, par value $0.001 per share, consisted of the following (in thousands):

	December 31,
	2006	2005
Series A 13.5% cumulative perpetual preferred stock; liquidation preference of $0 and $1,056 per share at December 31, 2006 and 2005; 175,000 shares issued and outstanding at December 31, 2005	$—	$184,858
Junior participating preferred stock pursuant to the Shareholders Rights Plan; none issued at December 31, 2006 and 2005	—	—

Common Stock

At December 31, 2006, we had 100,000,000 shares authorized, 30,272,210 shares issued, 30,196,370 shares outstanding and 75,840 shares in treasury. At December 31, 2005, we had 100,000,000 shares authorized, 29,688,517 shares issued, 29,592,677 shares outstanding and 75,840 shares in treasury.

Warrants

At December 31, 2006 and 2005, there were 525,499 warrants outstanding to purchase common stock at $7.25, which expire in March 2010.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Stock and Other Compensation Plans

In December 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Plan”) to provide increased incentive for its employees and directors. The 1998 Plan authorized the granting of incentive and nonqualified options for up to 2,678,571 shares of common stock to eligible participants, and expired five years after the closing date of our IPO. One third of the options were exercisable on April 10, 2001 with each remaining third exercisable on the first and second anniversaries of the IPO. As of December 31, 2006, there are no remaining options outstanding under this plan.

In January 2001, the Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”) to provide increased incentive for its employees and directors. The 2000 Plan authorizes the granting of options and restricted stock awards for up to 4,000,000 shares of common stock. Generally, options are granted at prices equal to at least 100% of the fair value of the stock at the date of grant, expire not later than five years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Board of Directors, options with differing terms have also been granted. We recognized stock option compensation expense of approximately $1.8 million for the year ended December 31, 2006.

The fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Weighted average volatility	51%	49%	57%
Expected term (in years)	3.8	2.5	2.5
Risk-free rate	4.6%	3.7%	2.6%

Volatilities are based on the historical volatility of our closing common stock price. Expected term of options granted is derived from output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the comparable U.S. Treasury rates in effect at the time of each grant. The weighted average grant-date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $16.21, $6.68 and $4.69, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2006, 2005 and 2004 were $14.9 million, $11.9 million and $10.8 million, respectively. The following table sets forth a summary of option transactions for the year ended December 31, 2006:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of year	1,016,361	$14.38
Granted	218,500	38.32
Exercised	(502,877)	9.88
Forfeited	(38,133)	22.11

Outstanding at end of year	693,851	24.76	$14,932	3.51

Vested and expected to vest	641,354	24.76	9,558	3.45

Options exercisable at end of year	107,800	17.18	2,414	3.05

(1)	Based upon the difference between the market price of the common stock on the last trading date of the year and the option exercise price of in-the-money options.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of ATP’s nonvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Grant-date Fair Value
Nonvested at beginning of year	540,864	$6.28
Granted	210,000	11.76
Vested	(150,895)	5.60
Forfeited	(13,918)	8.36

Nonvested at end of year	586,051	8.37

At December 31, 2006, unrecognized compensation expense related to nonvested stock option grants totaled $2.5 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.7 years.

On September 25, 2006, we granted 3,000 shares of restricted stock with a weighted average grant date fair value of $36.61 per share to an employee. On June 14, 2006, we granted 21,816 shares of restricted stock with a weighted average grant date fair value of $36.68 per share to our non-employee directors. Such restricted stock grants vest over a three-year period. On April 4, 2006, we granted 31,500 shares of restricted stock with a weighted average grant date fair value of $44.63 per share to our non-employee directors. Such restricted stock grants vest on January 15, 2007. On February 9, 2006, we granted 44,500 shares of restricted stock with a weighted average grant date fair value of $37.82 per share to employees. Such restricted stock grants vest over a three-year period. Each of the above restricted stock grants is subject to forfeiture, and cannot be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. We will recognize compensation expense over the vesting period of these shares. During the years ended December 31, 2006, 2005 and 2004, we recognized aggregate compensation expense of $9.6 million, $0 million and $0, respectively, related to outstanding restricted stock grants.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in nonvested restricted stock for the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value (1) ($000)
Nonvested at beginning of year	265,363	$36.79
Granted	100,816	39.67
Vested	(132,677)	36.79

Nonvested at end of year	233,502	38.03	$9,240

(1)	Based upon the closing market price of the common stock on the last trading date of the year.

At December 31, 2006, unrecognized compensation expense related to restricted stock totaled $4.1 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 1.8 years.

We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Our matching contributions to the plan were approximately $218,000, $190,000 and $157,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We also have a defined contribution plan for our U.K. employees. We currently contribute 4% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.) and to U.K. rules on taxation. For the years ended December 31, 2006, 2005 and 2004, we contributed approximately $22,100, $20,300 and $20,200, respectively.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share are determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares are excluded from the computation of weighted average common shares outstanding if their effect is antidilutive. In the table below, potential common stock equivalents of 709,000 and 1,086,000 have been excluded from the calculations for 2006 and 2005, respectively, because their effect would be antidilutive.

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Income
Net income (loss)	$6,877	$(2,716)	$1,356
Less preferred dividends	(46,225)	(9,858)	—

Net income (loss) available to common shareholders	$(39,348)	$(12,574)	$1,356

Shares outstanding
Weighted average shares outstanding—basic	29,693	29,080	24,944
Effect of potentially dilutive securities—stock options and warrants	—	—	327
Unvested restricted stock	—	—	—

Weighted average shares outstanding—diluted	29,693	29,080	25,271

Basic and diluted per share data:
Net income (loss) available to common shareholders	$(1.33)	$(0.43)	$0.05

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(570)	$(77)	$(29)
Foreign	(1,958)	(4,025)	(29)

	(2,528)	(4,102)	(58)

Deferred:
Federal	$(4,108)	$(517)	$(4,561)
Foreign	(15,460)	224	1,568

	(19,568)	(293)	(2,993)

Valuation allowance	5,302	4,242	2,993

Total (expense) benefit	$(16,794)	$(153)	$(58)

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$1,506	$(9,759)	$6,027
Foreign	22,165	7,196	(4,613)

	$23,671	$(2,563)	1,414

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.00%	(35.00)%	35.00%
Nondeductible and other	9.97	56.95	(3.45)
Foreign operations	46.73	149.61	12.92
Valuation allowance	(20.75)	(165.61)	(40.37)

	70.95%	5.95%	4.10%

Significant components of our deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005
Current deferred income tax asset:
Foreign operations	$1,113	$—

Net current deferred income tax asset	$1,113	$—

Non-current deferred:
Deferred income tax assets:
Net operating loss carry forwards	$40,605	$46,285
AMT credit	676	106
Stock based compensation expense	2,086	440
Foreign operations	164,498	48,803
Revenue recognition contingency	1,879	4,025
Other	895	1,541

Total deferred income tax assets	210,639	101,200
Less valuation allowance	(25,126)	(30,262)

Net non-current deferred income tax asset	185,513	70,938

Deferred income tax liabilities:
Fixed asset basis differences	(18,522)	(16,916)
Asset retirement obligations	(614)	(1,944)
Foreign operations	(178,142)	(48,053)

Net non-current deferred income tax asset (liability)	$(11,765)	$(4,025)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. We have recorded and continue to carry a valuation allowance to give effect to our judgment that it is more likely than not that some portion or all of our net U.S. deferred tax assets will not be realized at some point in the future. Relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence that such deferred tax assets are not recoverable, and that future expectations about income are overshadowed by such history of losses. As of December 31, 2006, we have a valuation allowance equal to the entire balance of our net U.S. deferred tax asset, and we have no valuation allowance recorded related to our foreign operations as a result of the taxable income generated by those entities.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Share-Based Payment,” as amended. The implementation guidance does not allow recognition of the excess tax benefit related to option exercises and vesting of restricted stock until realized by reducing current taxes payable. Accordingly, the deferred tax asset related to the U.S. net operating loss carry forwards as disclosed does not include an additional $15.9 million of net operating loss as we anticipate we will include this amount in our 2006 U. S. net operating loss carry forwards in relation to excess tax benefits on stock option exercises and restricted stock vested during the fiscal year ended December 31, 2006.

In February 2003, we acquired a 50% working interest in a block located in the Dutch Sector—North Sea. The remaining 50% interest is owned by a Dutch company who participates on behalf of the Dutch state. In April 2003, we received €7.4 million from the partner related to development costs on this block. We agreed to develop the property within 60 months from receipt of the funds or return the funds with interest if commercial production is not achieved at the expiration of such time. At December 31, 2005 and 2004, the U.S. recorded balance is reflected as a long-term liability of $8.8 million and $10.2 million, respectively, in the financial statements. The property was developed during 2005 and commenced production in February 2006. We reclassified this liability as a reduction to our basis in oil and gas properties in the first quarter of 2006 since our obligation under the agreement was fulfilled.

At the time of receipt, we determined the payment was not taxable at that time due to the obligation for substantial future performance. During a recent tax audit of our Dutch subsidiary, the tax authorities have concluded that receipt of the payment was a taxable event at the time of receipt and taxes and interest are currently due on this payment in the amount of approximately €3.4 million ($4.5 million). Accordingly, we have provided for this contingency and recorded a current liability in the amount of the taxes and interest. We recorded a deferred tax asset for this contingency, however we have not recorded a valuation allowance against this deferred tax asset as it resulted from a timing difference on the revenue recognition of the receipt of the payment. We do not agree with the position that has been asserted and, if necessary, we will defend our position vigorously.

At December 31, 2006 and 2005, we had net operating loss carry forwards (“NOLs”) for financial statement purposes of approximately $116.0 million and $132.2 million, respectively, which are available to offset future taxable income through 2026. ATP (UK) had NOL’s of $120.6 and $329.0 million available for corporate tax carry-back at December 31, 2006 and 2005 respectively which are presented in Foreign Operations above.

Note 11—Commitments and Contingencies

Contingencies

Hurricanes Rita and Katrina caused minimal direct damage to most of the Company’s platforms with some platforms, primarily in the Western Gulf, sustaining no damage. In addition, the company lost potential revenues due to shut-in production resulting from the storms. The company maintains property casualty

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance for such physical damages and loss of production insurance to replace lost cash flows resulting from downtime in excess of ninety days after the event. The company has submitted claims for the insured damages and any recoveries available under the loss of production income (“LOPI”) insurance policy. At December 31, 2006, we had a receivable for expected recovery of repair costs incurred related to the 2005 storms in the amount of $12.1 million, net of $4.4 million already received through that date. Additionally, we recorded other revenues in the amount of $5.6 million realized under the LOPI insurance policy. We expect to receive additional amounts related to LOPI insurance; however no such amounts will be recorded to the financial statements until they are realized.

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

During 2005, we purchased additional interest in the Tors property in the U.K. sector of the North Sea, and agreed to pay the seller contingent consideration of £2.0 million 180 days after first production, interest on such amount if the payment date meets certain criteria, a second contingent payment of £1.0 million after a cumulative 40 Bcf of production is achieved from the property, and a third contingent payment of £1.0 million after a cumulative 80 Bcf of production. As of December 31, 2006, we have paid the U.S dollar equivalent of the £2.0 million contingent liability due to the commencement of production at Tors.

During the fourth quarter of 2006, ATP (UK) acquired a 100% working interest in Block 49/12b in the Southern Gas Basin of the U.K. North Sea, which is an exploratory opportunity offsetting our Wenlock development. We agreed to pay the seller contingent consideration of £3.5 million after a cumulative 20 Bcf of production is achieved from the property.

Litigation

We are, from time to time, a party to various legal proceedings in the ordinary course of business. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12—Derivative Instruments and Price Risk Management Activities

Derivative financial instruments are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current earnings. Derivative contracts that do not qualify for hedge accounting are recorded at fair value on our consolidated balance sheet and the associated unrealized gains and losses are recorded as a component of revenues in the current period.

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

At December 31, 2006 and 2005, Accumulated Other Comprehensive Income (Loss) included $1.0 million and $1.3 million of unrealized losses on our cash flow hedges, respectively. Gains and losses are reclassified from Accumulated Other Comprehensive Income to the consolidated statement of operations as a component of oil and gas revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the consolidated statement of operations as a component of oil and gas revenues. All of this deferred loss will be reversed during the period in which the forecasted transactions actually occur.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, we had oil derivatives that qualified as cash flow hedges with respect to our future production as follows:

	Period	Type	Volumes	Floor Price	Net Fair Value Asset (Liability)
				$/Bbl	($000)
Oil (Bbl)
Gulf of Mexico	2007	Puts	860,000	58.56	1,170

We also manage our exposure to oil and gas price risks by periodically entering into fixed-price delivery contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS 133, as amended.

At December 31, 2006, we had fixed-price contracts in place for the following oil and gas volumes:

	Volumes	Average Fixed Price (1)
Natural gas (MMBtu)
Gulf of Mexico:
2007	7,400,000	8.76
2008	6,050,000	8.18
North Sea:
2007	7,750,000	10.26
2008	8,680,000	8.28

Oil (Bbl) – Gulf of Mexico:
2007	1,434,000	70.60
2008	732,000	73.25

(1)	Includes the effect of basis differentials.

Note 13—ATP Energy Gas Purchase Transaction

ATP Energy entered an agreement in December 1998 with American Citigas Company (“American Citigas”) to purchase gas over a ten-year period commencing January 1999. During December 2005, ATP and American Citigas entered into an agreement to terminate this transaction and the related gas purchase and sale obligations, as described below.

The original contract required an amount of 9,000 MMBtu per day of gas to be purchased for the first year and 5,000 MMBtu per day for years two through ten. The contract required ATP Energy to purchase on a monthly basis the gas at a premium of approximately $2.50 per MMBtu to the Gas Daily Henry Hub Index. American Citigas was required to reimburse ATP Energy on a monthly basis for a portion of the premium during the term of the contract. This portion of the reimbursement was accomplished by a note receivable in favor of ATP. The note receivable bore interest at 6% and had monthly payments of approximately $0.4 million until January 2009. The balance of the note receivable at December 31, 2004 was $16.4 million. At December 31, 2004, the present value of the remaining premium payments to be made by ATP Energy, using a discount rate of 6%, was $16.0 million. The note receivable and the premium payable to American Citigas have been offset in the consolidated financial statements in accordance with the prescribed accounting in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” The aggregate amount of premium payments expected to be paid by ATP Energy over the term of the contract was approximately $49.0 million and the aggregate amount of payments to be received by ATP Energy over the term of the note was approximately $45.0 million. ATP Energy sold to a third party an identical quantity of natural gas at the Gas Daily Henry Hub index price less $0.015.

ATP Energy received $6.0 million in connection with these transactions, of which $2.0 million was recorded as deferred revenue and $4.0 million was recorded as deferred obligations. The deferred revenue

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14—Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the North Sea. Management reviews and evaluates the operations separately of its Gulf of Mexico segment and its North Sea segment. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. The operations of both segments include natural gas and liquid hydrocarbon production and sales. The accounting policies of the reportable segments are the same as those described in Note 2 to the Consolidated Financial Statements. The Company evaluates the segments based on income (loss) from operations. Segment activity for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Gulf of Mexico	North Sea	Eliminations	Total
2006
Revenues	$327,609	$92,212	—	$419,821
Depreciation, depletion and amortization	126,708	42,996	—	169,704
Impairment of oil and gas properties	19,520	—	—	19,520
Income from operations	80,361	24,904	—	105,265
Interest income	7,231	705	(3,404)	4,532
Interest expense	57,978	3,444	(3,404)	58,018
Loss on extinguishment of debt	28,115	—	—	28,115
Income tax expense (benefit)	570	16,224	—	16,794
Additions to oil and gas properties	379,712	281,639	—	661,351
Total assets	983,147	463,911	—	1,447,058

2005
Revenues	$135,175	$11,499	$—	$146,674
Depreciation, depletion and amortization	59,144	4,925	—	64,069
Income from operations	21,661	7,013	—	28,674
Interest income	3,879	185	—	4,064
Interest expense	35,718	2	—	35,720
Income tax expense (benefit)	78	75	—	153
Additions to oil and gas properties	296,060	124,456	—	420,516
Total assets	610,250	213,513	—	823,763

2004
Revenues	$98,236	$17,887	$—	$116,123
Depreciation, depletion and amortization	41,020	14,617	—	55,637
Income from operations	30,875	(4,780)	—	26,095
Interest income	459	168	—	627
Interest expense	22,262	—	—	22,262
Loss on extinguishment of debt	3,326	—	—	3,326
Income tax expense (benefit)	29	29	—	58
Additions to oil and gas properties	78,521	8,847	—	87,368
Total assets	317,043	55,104	—	372,147

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Revenues	$45,245	$108,885	$132,822	$132,869
Costs and expenses	37,691	77,372	101,701	97,792
Income from operations	7,554	31,513	31,121	35,077
Net income (loss) available to common shareholders (1)(2)	(9,863)	6,374	1,173	(37,032)
Net income (loss) per common share:
Basic and diluted (3)	$(0.34)	$0.21	$0.04	$(1.24)

2005
Revenues	$36,980	$33,488	$26,342	$49,864
Costs and expenses	30,181	29,220	24,915	33,684
Income from operations	6,799	4,268	1,427	16,180
Net income (loss) available to common shareholders	1,000	(3,322)	(10,577)	325
Net income (loss) per common share:
Basic and diluted (3)	$0.03	$(0.11)	$(0.36)	$0.01

(1)	Net income (loss) available to common shareholders for the fourth quarter 2006 includes approximately $28.1 million of loss on extinguishment of debt and approximately $9.3 million of preferred stock redemption premium.
(2)	Net income (loss) available to common shareholders is net of preferred dividends of $6.8 million in the first quarter, $11.0 million in the second quarter, $11.5 million in the third quarter and $7.6 million in the fourth quarter. The preferred stock was redeemed on or about November 22, 2006.
(3)	The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding.

Note 16—Subsequent Event

On January 8, 2007, we completed the acquisition of a 50% working interest in Mississippi Canyon (“MC”) Block 305 (“Aconcagua”), a 16.67% working interest in MC Block 348 (“Camden Hills”), and an additional 25.834% interest in the Canyon Express Pipeline Common System (“Canyon Express”). Aconcagua is currently producing approximately 10 MMcfe per day net to our interest and Camden Hills produced previously, but is currently shut-in. Both Aconcagua (located in 6,820’ of water) and Camden Hills (located in 7,112’ of water), along with MC 217 (“King’s Peak”) produce through Canyon Express, in which we now owns a 45.084% interest as a result of this acquisition.

We received net cash of $4.7 million at closing, which consisted of the net proceeds from production since July 1, 2006 of $5.7 million, partially offset by the $1.0 million acquisition price at July 1, 2006. We assumed certain abandonment costs in conjunction with this acquisition and accordingly recorded a $9.8 million abandonment liability. At closing, the Seller agreed to provide continuing operations for the properties on our behalf until March 31, 2007, at which time we will assume the operations.

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves and Related Financial Data (Unaudited)

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2006, 2005 and 2004 (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Property acquisition costs:
Unproved	$1,192	$—	$1,192
Development costs	65,667	8,847	74,514
Exploratory costs	11,662	—	11,662

Oil and gas expenditures	78,521	8,847	87,368
Asset retirement costs	2,935	—	2,935
Gain on abandonment	(251)	—	(251)

	$81,205	$8,847	$90,052

2005
Property acquisition costs:
Proved	$62,117	$7,034	$69,151
Unproved	5,790	—	5,790
Development costs (1)	231,703	125,941	357,644
Exploratory costs	21,989	—	21,989

Oil and gas expenditures	321,599	132,975	454,574
Asset retirement costs	37,494	6,406	43,900
Gain on abandonment	(732)	—	(732)

	$358,361	$139,381	$497,742

2006
Property acquisition costs:
Proved	$39,136	$—	$39,136
Unproved	5,147	—	5,147
Development costs	282,095	264,525	546,620
Exploratory costs	40,449	—	40,449

Oil and gas expenditures	366,827	264,525	631,352
Asset retirement costs	18,966	26,112	45,078
Loss on abandonment	9,603	—	9,603

	$395,396	$290,637	$686,033

(1)	For 2005, the Gulf of Mexico total excludes $7.7 million of IDC-related and $3.9 million of facilities-related costs which are expected to be part of our accrued insurance recoveries.

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

In all years presented, 100% of our reserves were prepared by independent petroleum engineers. Currently we use Ryder Scott Company, L.P., DeGolyer and MacNaughton, Collarini Associates and RPS Energy.

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES—(Continued)

The following table sets forth our net proved oil and gas reserves at December 31, 2003, 2004, 2005 and 2006 and the changes in net proved oil and gas reserves for the years ended December 31, 2004, 2005 and 2006:

	Natural Gas (MMcf)			Oil, Condensate and Natural Gas Liquids (MBbls)
	Gulf of	North		Gulf of	North
	Mexico	Sea	Total	Mexico	Sea	Total
Proved Reserves at December 31, 2003	130,033	101,032	231,065	11,943	2	11,945
Revisions of previous estimates	83	(2,062)	(1,979)	901	—	901
Extensions and discoveries	2,002	—	2,002	7	—	7
Sales of minerals in place	(8,044)	—	(8,044)	(419)	—	(419)
Production	(13,347)	(4,468)	(17,815)	(766)	—	(766)

Proved Reserves at December 31, 2004	110,727	94,502	205,229	11,666	2	11,668
Revisions of previous estimates	(5,845)	(309)	(6,154)	213	—	213
Purchases of minerals in place	71,504	33,094	104,598	437	—	437
Extensions and discoveries	2,119	76,383	78,502	15	17,650	17,665
Sales of minerals in place	(599)	(12,860)	(13,459)	(200)	—	(200)
Production	(14,359)	(1,255)	(15,614)	(717)	—	(717)

Proved Reserves at December 31, 2005	163,547	189,555	353,102	11,414	17,652	29,066
Revisions of previous estimates	(27,532)	(5,290)	(32,822)	6,417	(79)	6,338
Purchases of minerals in place	26,533	—	26,533	18,289	—	18,289
Extensions and discoveries	13,637	—	13,637	855	—	855
Production	(19,195)	(12,029)	(31,224)	(3,250)	(23)	(3,273)

Proved Reserves at December 31, 2006	156,990	172,236	329,226	33,725	17,550	51,275

	Natural Gas (MMcf)			Oil, Condensate and Natural Gas Liquids (MBbls)
	Gulf of	North		Gulf of	North
	Mexico	Sea	Total	Mexico	Sea	Total
Proved Developed Reserves at
December 31, 2004	37,876	9,210	47,086	2,222	—	2,222
December 31, 2005	78,833	13,979	92,812	5,924	2	5,926
December 31, 2006	83,099	47,695	130,794	13,839	3	13,842

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES—(Continued)

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for year ended December 31, 2006, 2005 and 2004 is shown below (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Future cash inflows	$1,142,853	$500,755	$1,643,608
Future operating expenses	(161,795)	(91,477)	(253,272)
Future development costs	(272,317)	(142,340)	(414,657)

Future net cash flows	708,741	266,938	975,679
Future income taxes	(200,084)	(81,755)	(281,839)

Future net cash flows, after income taxes	508,657	185,183	693,840
10% annual discount per annum	(126,838)	(46,719)	(173,557)

Standardized measure of discounted future net cash flows	$381,819	$138,464	$520,283

2005
Future cash inflows	$2,302,045	$3,258,706	$5,560,751
Future operating expenses	(218,912)	(326,468)	(545,380)
Future development costs	(327,584)	(836,394)	(1,163,978)

Future net cash flows	1,755,549	2,095,844	3,851,393
Future income taxes	(379,902)	(877,744)	(1,257,646)

Future net cash flows, after income taxes	1,375,647	1,218,100	2,593,747
10% annual discount per annum	(274,793)	(453,374)	(728,167)

Standardized measure of discounted future net cash flows	$1,100,854	$764,726	$1,865,580

2006
Future cash inflows	$2,713,100	$1,811,271	$4,524,371
Future operating expenses	(323,248)	(340,167)	(663,415)
Future development costs	(959,078)	(954,284)	(1,913,362)

Future net cash flows	1,430,774	516,820	1,947,594
Future income taxes	(296,080)	(92,183)	(388,263)

Future net cash flows, after income taxes	1,134,694	424,637	1,559,331
10% annual discount per annum	(289,524)	(254,729)	(544,253)

Standardized measure of discounted future net cash flows	$845,170	$169,908	$1,015,078

Future cash inflows are computed by applying year-end prices of oil and gas to the year-end estimated future production of proved oil and gas reserves. The base prices used for the standardized measure calculation were public market prices on December 31, 2006 adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. We will incur significant capital in the development of our Gulf of Mexico and North Sea oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES—(Continued)

The following base prices were used in determining the standardized measure as of:

	Natural Gas			Oil, Condensate and Natural Gas Liquids
		U.K.	Dutch		U.K.	Dutch
	Gulf of	North	North	Gulf of	North	North
	Mexico	Sea	Sea	Mexico	Sea	Sea
December 31, 2004	6.180	5.509	4.950	43.46	—	40.02
December 31, 2005	10.080	12.613	6.120	61.11	59.40	58.62
December 31, 2006	$5.635	$4.720	$8.540	$61.05	$61.49	$66.87

Changes in Standardized Measure

Changes in standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Beginning of year	$409,390	$137,662	$547,052

Sales of oil and gas, net of production costs	(83,636)	(14,156)	(97,792)
Net changes in income taxes	19,431	2,705	22,136
Net changes in price and production costs	63,623	13,937	77,560
Revisions of quantity estimates	22,068	(6,366)	15,702
Extensions and discoveries	10,503	—	10,503
Accretion of discount	57,472	19,930	77,402
Development costs incurred	37,513	1,779	39,292
Changes in estimated future development costs	(43,302)	(8,242)	(51,544)
Sales of minerals-in-place	(34,328)	—	(34,328)
Changes in production rates, timing and other	(76,915)	(8,785)	(85,700)

	(27,571)	802	(26,769)

End of year	$381,819	$138,464	$520,283

2005
Beginning of year	$381,819	$138,464	$520,283

Sales of oil and gas, net of production costs	(114,938)	(9,505)	(124,443)
Net changes in income taxes	(145,748)	(468,180)	(613,928)
Net changes in price and production costs	436,929	592,277	1,029,206
Revisions of quantity estimates	(29,865)	(4,345)	(34,210)
Extensions and discoveries	20,677	401,910	422,587
Accretion of discount	52,772	19,740	72,512
Development costs incurred	104,171	76,872	181,043
Changes in estimated future development costs	(29,273)	(18,488)	(47,761)
Purchases of minerals-in-place	403,481	181,398	584,879
Sales of minerals-in-place	(8,472)	(86,315)	(94,787)
Changes in production rates, timing and other	29,301	(59,102)	(29,801)

	719,035	626,262	1,345,297

End of year	$1,100,854	$764,726	$1,865,580

2006
Beginning of year	$1,100,854	$764,726	$1,865,580

Sales of oil and gas, net of production costs	(266,663)	(74,541)	(341,204)
Net changes in income taxes	66,437	488,796	555,233
Net changes in price and production costs	(502,759)	(835,690)	(1,338,449)
Revisions of quantity estimates	53,283	(18,842)	34,441
Extensions and discoveries	86,468	$—	86,468
Accretion of discount	139,250	129,184	268,434
Development costs incurred	67,750	344,158	411,908
Changes in estimated future development costs	(13,336)	(186,158)	(199,494)
Purchases of minerals-in-place	168,595	—	168,595
Changes in production rates, timing and other	(54,709)	(441,725)	(496,434)

	(255,684)	(594,818)	(850,502)

End of year	$845,170	$169,908	$1,015,078

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES—(Continued)

Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after-tax basis.

Capitalized Costs Related to Oil and Gas Producing Activities

The following table summarizes capitalized costs related to our oil and gas operations (in thousands):

	Gulf of Mexico	North Sea	Total
2004
Oil and gas properties:
Unproved	$8,063	$2,453	$10,516
Proved	381,004	58,883	439,887
Accumulated depletion, impairment and amortization	(221,996)	(15,201)	(237,197)

	$167,071	$46,135	$213,206

2005
Oil and gas properties:
Unproved	$8,607	$275	$8,882
Proved	706,301	184,101	890,402
Accumulated depletion, impairment and amortization	(253,831)	(18,032)	(271,863)

	$461,077	$166,344	$627,421

2006
Oil and gas properties:
Unproved	$54,012	$2,177	$56,189
Proved	1,019,324	463,839	1,483,163
Accumulated depletion, impairment and amortization	(378,523)	(65,184)	(443,707)

	$694,813	$400,832	$1,095,645

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities below exclude non-oil and gas revenues, general and administrative expenses, interest charges, interest income and interest capitalized. Income tax expense was determined by applying the statutory rates to pretax operating results (in thousands).

ATP OIL & GAS CORPORATION

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES—(Continued)

	Gulf of Mexico	North Sea	Total
2004
Oil and gas production	$98,236	$17,887	$116,123

Lease operating	15,772	3,759	19,531
Exploration	467	530	997
Depreciation, depletion and amortization	40,816	14,450	55,266
Accretion	1,572	497	2,069
Gain loss on abandonment	(251)	—	(251)
(Gain) loss on disposal of oil and gas properties	(6,011)	—	(6,011)

Income (loss) before income taxes	45,871	(1,349)	44,522
Income tax (expense) benefit	(16,055)	657	(15,398)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$29,816	$(692)	$29,124

2005
Oil and gas production	$135,175	$11,499	$146,674

Lease operating	21,624	2,005	23,629
Exploration	6,075	133	6,208
Depreciation, depletion and amortization	58,857	4,768	63,625
Accretion	2,476	762	3,238
Gain loss on abandonment	(732)	—	(732)
(Gain) loss on disposal of oil and gas properties	4,681	(7,424)	(2,743)

Income (loss) before income taxes	42,194	11,255	53,449
Income tax (expense) benefit	(14,768)	(5,648)	(20,416)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$27,426	$5,607	$33,033

2006
Oil and gas production	$321,970	$92,212	$414,182
Other revenues	5,639	—	5,639

Total revenues	327,609	92,212	419,821

Lease operating	54,775	17,671	72,446
Exploration	1,465	766	2,231
Depreciation, depletion and amortization	126,365	42,781	169,146
Impairment of oil and gas properties	19,520	—	19,520
Accretion	6,067	2,008	8,075
(Gain) loss on abandonment	9,603	—	9,603

Income (loss) before income taxes	109,814	28,986	138,800
Income tax (expense) benefit	(38,435)	(12,845)	(51,280)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$71,379	$16,141	$87,520

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2006

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
2004
Allowance for doubtful accounts	$1,266	$233	$—	$—	$1,499
Valuation allowance on deferred tax assets	33,646	(2,993)	305	—	30,958
2005
Allowance for doubtful accounts	$1,499	$—	$(1,132)	$—	$367
Valuation allowance on deferred tax assets	30,958	(4,242)	3,546	—	30,262
2006
Allowance for doubtful accounts	$367	$126	$(84)	$—	$409
Valuation allowance on deferred tax assets	30,262	(5,302)	166		25,126

S-1