Form 10-Q
period 2008-03-31
ATP OIL & GAS CORP
filed 2008-05-12
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of May 9, 2008, was 35,803,057.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$104,572	$199,449
Restricted cash	13,966	13,981
Accounts receivable (net of allowance of $382 and $382, respectively)	122,237	127,891
Deferred tax asset	54,887	84,110
Derivative asset	444	1,286
Other current assets	20,541	15,934

Total current assets	316,647	442,651

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	2,625,872	2,468,523
Unproved properties	123,103	88,415

	2,748,975	2,556,938
Less accumulated depletion, impairment and amortization	(817,488)	(726,358)

Oil and gas properties, net	1,931,487	1,830,580

Furniture and fixtures (net of accumulated depreciation)	778	860
Derivative asset	491	673
Deferred financing costs, net	17,569	19,873
Other assets	12,604	12,496

Total assets	$2,279,576	$2,307,133

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$208,673	$270,557
Current maturities of long-term debt	12,165	12,165
Asset retirement obligation	26,417	28,194
Derivative liability	37,621	11,335
Other current liabilities	20,475	23,512

Total current liabilities	305,351	345,763

Long-term debt	1,390,588	1,391,846
Asset retirement obligation	163,331	158,577
Deferred tax liability	58,213	85,256
Derivative liability	11,956	13,242
Other liabilities	2,581	2,583

Total liabilities	1,932,020	1,997,267

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,878,897 issued and 35,803,057 outstanding at March 31, 2008; 35,808,188 issued and 35,732,348 outstanding at December 31, 2007	36	36
Additional paid-in capital	391,199	388,250
Accumulated deficit	(45,216)	(92,061)
Accumulated other comprehensive income	2,448	14,552
Treasury stock	(911)	(911)

Total shareholders’ equity	347,556	309,866

Total liabilities and shareholders’ equity	$2,279,576	$2,307,133

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Oil and gas production	$226,037	$144,749
Other revenues	897	1,598

	226,934	146,347

Costs, operating expenses and other:
Lease operating	24,618	21,069
Exploration	141	731
General and administrative	9,236	8,768
Depreciation, depletion and amortization	89,399	53,400
Accretion of asset retirement obligation	4,300	2,960
Loss on abandonment	377	77
Other, net	(27)	—

	128,044	87,005

Income from operations	98,890	59,342

Other income (expense):
Interest income	1,228	2,068
Interest expense, net	(28,127)	(26,799)

	(26,899)	(24,731)

Income before income taxes	71,991	34,611

Income tax expense:
Current	(12,436)	(56)
Deferred	(12,710)	(7,121)

	(25,146)	(7,177)

Net income	$46,845	$27,434

Net income per share:
Basic	$1.31	$0.92

Diluted	$1.29	$0.89

Weighted average shares outstanding:
Basic	35,824	29,969
Diluted	36,247	30,702

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$46,845	$27,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89,399	53,400
Accretion of asset retirement obligation	4,300	2,960
Deferred income taxes	12,710	7,121
Stock-based compensation	2,923	1,553
Ineffectiveness of cash flow hedges	—	(74)
Noncash interest expense	4,526	1,175
Other noncash items, net	1,321	2,587
Changes in assets and liabilities:
Accounts receivable and other current assets	(6,097)	15,096
Accounts payable and accruals	(29,278)	(27,388)
Other assets	—	173
Other long-term liabilities and deferred obligations	—	146

Net cash provided by operating activities	126,649	84,183

Cash flows from investing activities
Additions to oil and gas properties	(215,021)	(169,485)
Increase in restricted cash	—	(14)
Additions to furniture and fixtures	(47)	(154)

Net cash used in investing activities	(215,068)	(169,653)

Cash flows from financing activities
Proceeds from long-term debt	—	375,000
Payments of long-term debt	(3,042)	(178,184)
Deferred financing costs	—	(8,445)
Payments of capital lease	—	(23,950)
Net profits interest payments	(3,583)	—
Exercise of stock options	28	230

Net cash (used in) provided by financing activities	(6,597)	164,651

Effect of exchange rate changes on cash and cash equivalents	139	(24)

Increase (decrease) in cash and cash equivalents	(94,877)	79,157
Cash and cash equivalents, beginning of period	199,449	182,592

Cash and cash equivalents, end of period	$104,572	$261,749

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$46,845	$27,434

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of ($1,079) and $0, respectively)	1,472	(1,455)
Change in fair value of outstanding hedge positions (net of taxes of $11,789 and $0, respectively)	(14,264)	945
Foreign currency translation adjustment	688	(838)

Other comprehensive loss	(12,104)	(1,348)

Comprehensive income	$34,741	$26,086

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2007 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to the classifications currently followed. Such reclassifications do not affect earnings.

Note 2 — Recent Accounting Pronouncements

During first quarter 2008, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt this standard in the first quarter of 2009 and do not anticipate that it will have a material effect on our financial statements.

Note 3 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period the specific item occurs. Our interim effective tax rate is derived from our expectations of net income for the year, taking into consideration permanent differences. We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. During the quarter ended March 31, 2008, we recorded income taxes of $25.1 million resulting in a worldwide effective tax rate of 34.9%. During the quarter ended March 31, 2007, we recorded income taxes of $7.2 million resulting in a worldwide effective tax rate of 20.7%. In addition to the permanent differences noted above, the 2007 provision was offset by the release of a valuation allowance we had previously recorded related to our deferred tax assets in the United States jurisdiction.

Note 4 — Oil and Gas Properties

During the three months ended March 31, 2008, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863 and De Soto Canyon Block 355 by the U.S. Department of Interior Minerals Management Service. The aggregate cash acquisition price for these leases was $0.7 million.

During the three months ended March 31, 2007, we completed the acquisition of a 100% working interest in the northwest quarter of Mississippi Canyon (“MC”) Block 755, a 50% working interest in MC Block 754, and a 25% working interest in MC Block 800. During the first quarter of 2008 we subsequently reduced our working interests in MC Block 754 from 50% to 25% and in MC Block 800 from 25% to 10%. A portion of the acquisition price of MC Block 755 was financed by granting an interest in its future net profits.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2008	2007
Asset retirement obligation at beginning of year	$186,771	$108,389
Liabilities incurred	1,360	12,311
Liabilities settled	(2,683)	(2,780)
Accretion	4,300	2,960

Total	189,748	120,880
Less current portion	26,417	20,142

Total long-term asset retirement obligation at end of period	$163,331	$100,738

Note 6 — Supplemental Disclosures of Cash Flow Information

Following are supplemental disclosures of cash flow information for the following periods (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash paid for interest, net of amount capitalized	$30,796	$25,460

Cash paid for income taxes	—	650

During the three months ended March 31, 2007, we completed the acquisition of a 100% working interest in the northwest quarter of MC Block 755 and a portion of the acquisition price was financed by granting an interest in its future net profits.

Note 7 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Term Loans (LIBOR plus 3.5%)	$1,199,113	$1,202,154
Subordinated Notes (11.25%, includes accreted redemption premium of $2,654; net of unamortized discount of $9,013, as of March 31, 2008)	203,640	201,857

Total	1,402,753	1,404,011
Less current maturities	12,165	12,165

Total long-term debt	$1,390,588	$1,391,846

In January 2008, we entered into an interest cash flow hedge with an interest rate swap on, initially, $500.0 million of Term Loans which locks the LIBOR portion of our interest rate at 3.1% until February 15, 2010.

Under the Existing Credit Agreement, we have a $50.0 million revolving credit facility (“Revolver”), all of which was available as of March 31, 2008.

The combined effective interest rate on all outstanding borrowings under the Existing Credit Agreement and the Subordinated Notes at March 31, 2008 was approximately 9.4% per annum.

Note 8 — Stock–Based Compensation

We recognized stock option compensation expense of approximately $0.7 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $11.40 and $13.70, respectively.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of options granted during the three months ended March 31, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the following periods:

	Three Months Ended March 31,
	2008	2007
Weighted average volatility	39.2%	38.1%
Expected term (in years)	3.8	3.8
Risk-free interest rate	2.3%	4.5%

The following table sets forth a summary of option transactions for the three-month period ended March 31, 2008:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life

				(in years)
Outstanding at beginning of year	800,069	$33.83
Granted	16,500	34.88
Exercised	(1,425)	18.74
Forfeited	(5,689)	43.30

Outstanding at end of period	809,455	33.81	$4,220	3.2

Vested and expected to vest at end of period	740,889	33.00	$3,899	2.9

Options exercisable at end of period	185,676	27.12	$1,442	2.4

(1)	Based on the difference between the market price of the common stock on the last trading day of the period and the option exercise price of in-the-money options.

At March 31, 2008, unrecognized compensation expense related to nonvested stock option grants totaled $3.9 million. Such unrecognized expense will be recognized as vesting occurs over the weighted average remaining vesting period of 2.5 years.

At March 31, 2008, unrecognized compensation expense related to restricted stock totaled $10.6 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.1 years. The following table sets forth the restricted stock transactions for the three-month period ended March 31, 2008 during which we recognized $2.2 million of compensation expense:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000) (1)

Nonvested at beginning of year	305,789	$43.79
Granted	69,284	51.78
Vested	(9,125)	37.82

Nonvested at end of period	365,948	45.45	$11,974

(1)	Based on the market price of the common stock on the last trading date of the period.

Note 9 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common shareholders by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of shares assuming all in-the-money options and warrants would have been exercised and

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

vesting of restricted stock. For purposes of computing earnings per share in a loss year, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. In the table below, stock-based awards for 318,000 and 20,000 average shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because their inclusion would have been antidilutive.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income	$46,845	$27,434

Shares outstanding
Weighted average shares outstanding—basic	35,824	29,969
Effect of potentially dilutive securities—stock options and warrants	304	450
Nonvested restricted stock	119	283

Weighted average shares outstanding—diluted	36,247	30,702

Net Income Per share:
Basic	$1.31	$0.92

Diluted	$1.29	$0.89

Note 10 — Derivative Instruments and Risk Management Activities

At March 31, 2008 and December 31, 2007, accumulated other comprehensive income included $30.1 million and $17.3 million of unrealized losses, respectively, on our cash flow hedges. In the period the forecasted hedged transactions occur, gains and losses are reclassified from accumulated other comprehensive income to the consolidated statement of operations as components of the revenue or expense items to which they relate. Hedge ineffectiveness is recorded directly to the consolidated statement of operations.

At March 31, 2008, we had oil and natural gas derivatives with respect to our future production as follows:

Description	Type	Volumes	Price	Net Fair Value Asset (Liability)
			$/Unit	($000)
Oil (Bbl) – Gulf of Mexico
2008	Puts	1,870,000	$54.67	$35
2009	Puts	1,496,500	54.00	537
2008	Swaps	214,000	101.33	152
2009	Swaps	90,000	100.11	210

Natural Gas (MMBtu)
North Sea
2008	Swaps	4,089,000	$7.63	$(19,529)
2009	Swaps	4,316,250	8.01	(21,610)
Gulf of Mexico
2008	Swaps	2,140,000	9.86	(616)

We also manage our exposure to oil and natural gas price risks by periodically entering into fixed-price physical forward sale contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS No. 133, as amended.

At March 31, 2008, we had fixed-price contracts in place for the following natural gas and oil volumes:

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Period	Volumes	Average Fixed Price (1)
		$/Unit
Natural gas (MMBtu)

Gulf of Mexico:
2008	10,310,000	$8.31
2009	8,175,000	8.04

North Sea:
2008	11,000,000	$7.11
2009	2,700,000	8.11

Oil (Bbl) – Gulf of Mexico:
2008	3,192,000	$76.68
2009	2,736,750	76.01
2010	365,000	68.20
2011	273,000	68.20

(1)	Includes the effect of basis differentials.

In January 2008, we entered into an interest cash flow hedge with an interest rate swap on, initially, $500.0 million of Term Loans which locks the LIBOR portion of our interest rate at 3.1% until February 15, 2010. At March 31, 2008, the fair value of the related liability is $7.8 million with $3.3 million related to 2008, $4.3 million related to 2009 and $0.2 million related to 2010.

Note 11 — Commitments and Contingencies

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

In the normal course of business, we acquire proved properties with little or no upfront costs, but with a commitment to make payments out of future production, if any. As initial production or designated production levels are achieved, the contingent consideration is paid and capitalized to the appropriate property. At March 31, 2008, our aggregate exposure under such arrangements totaled approximately $13.2 million.

We are, from time to time, a party to various legal proceedings in the ordinary course of business. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the North Sea. Management reviews and evaluates separately the operations of its Gulf of Mexico segment and its North Sea segment. Each segment is an aggregation of operations subject to similar economic and regulatory conditions such that they are likely to have similar long-term prospects for financial performance. The operations of our segments include natural gas and liquid hydrocarbon production and sales. Segment activity for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended –	Gulf of Mexico	North Sea	Total
March 31, 2008:
Revenues	$179,789	$47,145	$226,934
Depreciation, depletion and amortization	56,175	33,224	89,399
Income from operations	93,313	5,577	98,890
Interest income	594	634	1,228
Interest expense	28,061	66	28,127
Income tax expense	23,575	1,571	25,146
Additions to oil and gas properties	179,003	11,042	190,045
Total assets	1,641,954	637,622	2,279,576

March 31, 2007:
Revenues	$108,123	$38,224	$146,347
Depreciation, depletion and amortization	37,818	15,582	53,400
Income from operations	43,879	15,463	59,342
Interest income	1,559	509	2,068
Interest expense	26,799	–	26,799
Income tax expense	–	7,177	7,177
Additions to oil and gas properties	194,003	58,795	252,798
Total assets	1,223,609	503,005	1,726,614

Note 13 — Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those measured on a recurring basis. We will adopt SFAS No. 157 with respect to asset retirement obligations and non-recurring impairments of oil and gas properties in the first quarter of 2009. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are industry-standard and consider various inputs including third party broker-quoted forward amounts and time value of money.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and determines the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes, according to their inputs, financial items which are being measured on a fair value basis at March 31, 2008 (in thousands):

Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets (liabilities) – net:
Gas swap contracts – U.K.	$–	$(41,139)
Oil and gas swap contracts – U.S.	(254)	–
Oil put contracts	–	572
Interest rate swap	–	(7,821)

Total	$(254)	$(48,388)

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 (in thousands):

	Gas swap contracts – U.K.	Oil put Contracts	Interest rate Swap	Total
Balance at beginning of year	$(24,577)	$747	$–	$(23,830)
Total loss included in other comprehensive income	(17,804)	(175)	(7,821)	(25,800)
Settlements	1,242	–	–	1,242

Balance at end of period	$(41,139)	$572	$(7,821)	$(48,388)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

General

ATP Oil & Gas Corporation is engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. We seek to acquire and develop properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. We may also acquire offshore lease blocks that surround our existing developments in order to expand our acreage position in the development. This expansion may lead to added drilling opportunities, potentially new reserves or additional production. We believe that our strategy of focusing on development with an occasional exposure to exploration opportunities near our existing developments provides assets for us without the risk, cost or time of traditional exploration.

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of common carrier oil and natural gas pipelines; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that have become noncore or nonstrategic to their original owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe may offer greater reserve potential. Some projects may provide lower economic returns to a company due to its changing cost structure or constraints within that company. Also, due to timing, budget constraints or a change in a company’s ownership or management structure, a company may be unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller.

We focus on developing projects in the shortest time possible between initial major investment and first revenue generated in order to maximize our rate of return. Since we operate most of the properties in which we acquire a working interest, we are able to significantly influence the development concept and timing of a project’s development. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production.

To enhance the economics and return on investment of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis. In 2008 we are pursuing monetizing selected projects that are in development as well as those that are already on production.

First Quarter 2008 Highlights

Our financial and operating performance for the first quarter of 2008 included the following highlights:

•	21.6 Bcfe of production, a 36% increase over first quarter 2007;

•	$226.0 million of oil and gas revenue, a 56% increase over first quarter 2007;

•	$46.8 million of net income, a 71% increase over first quarter 2007;

•	Net income of $1.29 per diluted share.

A more complete overview and discussion of full year expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008 and 2007 we reported net income available to common shareholders of $46.8 million and $27.4 million, or $1.29 and $0.89 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exemption under Statement of Financial Accounting Standards (“SFAS”) No. 133 are also included in these amounts. Approximately 73% and 31% of our oil production was sold under these contracts for the three months ended March 31, 2008 and 2007, respectively. Approximately 83%, and 50% of our natural gas production was sold under these contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed.

	Three Months Ended March 31,		% Change in 2008 from 2007
	2008	2007
Production:
Natural gas (MMcf)	11,844	9,825	21%
Oil and condensate (MBbl)	1,622	1,012	60%
Total (MMcfe)	21,574	15,896	36%

Revenues from production (in thousands):
Natural gas	$107,340	$89,933	19%
Effects of cash flow hedges	(1,242)	–	–

Total	$106,098	$89,933	18%

Oil and condensate	$121,248	$55,603	118%
Effects of cash flow hedges	(1,309)	(862)	(52)%

Total	$119,939	$54,741	119%

Natural gas, oil and condensate	$228,588	$145,536	57%
Effects of cash flow hedges	(2,551)	(862)	(196)%

Total	$226,037	$144,674	56%

Average realized sales price:
Natural gas (per Mcf)	$9.06	$9.15	(1)%
Effects of cash flow hedges (per Mcf)	(0.10)	—	—

Average realized price (per Mcf)	$8.96	$9.15	(2)%

Oil and condensate (per Bbl)	$74.77	$54.95	36%
Effects of cash flow hedges (per Bbl)	(0.81)	(0.86)	6%

Average realized price (per Bbl)	$73.96	$54.09	37%

Natural gas, oil and condensate (per Mcfe)	$10.60	$9.16	16%
Effects of cash flow hedges (per Mcfe)	(0.12)	(0.05)	(140)%

Average realized price (per Mcfe)	$10.48	$9.11	15%

Revenues from production increased 56% in first quarter 2008 compared to first quarter 2007. During first quarter 2008, our production increased 36% compared to first quarter 2007 primarily due to greater production in the Gulf of Mexico from MC Block 711 and due to U.K. production from the Wenlock property which was brought online in the fourth quarter of 2007. The increased revenues were also attributable to a 15% increase in average sales price.

Lease Operating

Lease operating expenses for first quarter 2008 increased to $24.6 million ($1.14 per Mcfe) from $21.1 million ($1.33 per Mcfe) in first quarter 2007. The increase was primarily attributable to the production increases noted above. The per unit cost has decreased due to the effect of fixed costs.

Depreciation, Depletion and Amortization

DD&A expense increased $36.0 million (67%) during first quarter 2008 to $89.4 million from $53.4 million for first quarter 2007. The increase was due to the increased production noted above and to an increased depletion rate. The first quarter 2008 DD&A rates for the Gulf of Mexico and North Sea were $3.48 per Mcfe and $6.09 per Mcfe, respectively. The first quarter 2007 DD&A rates for the Gulf of Mexico and North Sea were $3.11 per Mcfe and $4.18 per Mcfe, respectively. The average depletion rate increased 23% to $4.14 per Mcfe in first quarter 2008 compared to $3.36 per Mcfe in first quarter 2007. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties.

Interest Expense

Interest expense increased to $28.1 million for first quarter 2008 compared to $26.8 million for first quarter 2007 primarily due to the net $200.0 million increase in borrowings under our Term Loans and the issuance of $210.0 million face value subordinated notes. Partially offsetting these increased costs are $5.9 million of capitalized 2008 interest related to the construction of a floating production system at the Telemark Hub.

Income Taxes

We recorded income tax expense of $25.1 million during the quarter ended March 31, 2008 resulting in an overall effective tax rate of 34.9% for the quarter. In each jurisdiction, the rates were determined based our expectations of net income for the year, taking into consideration permanent differences. In the comparable quarter of 2007 we recorded tax expense of $7.2 million resulting in an overall effective tax rate of 20.7% for the quarter. In 2007, the tax provision recorded in the U.S. based upon our first quarter 2007 book income was entirely offset by a release of a valuation allowance resulting in the lower overall effective tax rate when compared to the same period in 2008.

Liquidity and Capital Resources

Under the Existing Credit Agreement, we have a $50.0 million revolving credit facility (“Revolver”), all of which was available as of March 31, 2008. At that date, we had working capital of $11.3 million, a decrease of $85.6 million from December 31, 2007. Our credit agreement covenants specify a minimum liquidity ratio under which we include the availability under the Revolver, and exclude current maturities of long-term debt, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations.

Historically, we have financed our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations and the sale of interests in selected properties. We intend to continue to finance our near-term development projects utilizing these potential sources of capital. As operator of most of our projects under development, we have the ability to significantly control the timing of most of our capital expenditures. Coupled with that control, we believe our cash flows from operating activities and potential for available third-party capital will enable us to meet our future capital requirements. With regards to obligations under long-term debt, we recently announced our intention to reduce outstanding debt by $600 million by monetizing value already created in property, platform and infrastructure assets.

Cash Flows

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in) (in thousands):
Operating activities	$126,649	$84,183
Investing activities	(215,068)	(169,653)
Financing activities	(6,597)	164,651

Cash provided by operating activities during first quarter 2008 and 2007 was $126.6 million and $84.2 million, respectively. Cash flow from operations increased primarily due to higher oil and gas production revenues during 2008 compared to 2007, partially offset by higher costs. The increase in sales revenue was attributable to higher oil and gas production and higher oil and gas prices during 2008. The increase in cash flows from revenues were partially offset by higher interest costs and higher lease operating expense and by the timing of payments and receipts in payables and receivables.

Cash used in investing activities was $215.1 million and $169.7 million during first quarter 2008 and 2007, respectively. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $149.4 million and $65.6 million, respectively, in first quarter 2008. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $117.3 million and $52.2 million, respectively, in first quarter 2007.

Cash (used in) provided by financing activities was ($6.6) million and $164.7 million during first quarter 2008 and 2007, respectively. The amount for first quarter 2008 was from the $3.0 million scheduled periodic repayment of Term Loans and $3.6 million net profits interest payments related to a 2007 property acquisition. During first quarter 2007, we borrowed additional amounts under our First Lien Term Loans to repay our Second Lien Term Loans and the balance of our capital lease obligation for the ATP Innovator.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Term Loans	$1,199,113	$1,202,154
Subordinated Notes (11.25%, includes accreted redemption premium of $2,654; net of unamortized discount of $9,013, as of March 31, 2008)	203,640	201,857

Total	1,402,753	1,404,011
Less current maturities	12,165	12,165

Total long-term debt	$1,390,588	$1,391,846

We were in compliance with our credit agreement covenants at March 31, 2008.

In January 2008, we entered into an interest cash flow hedge with an interest rate swap on, initially, $500.0 million of Term Loans which locks the LIBOR portion of our interest rate at 3.1% until February 15, 2010.

Commitments and Contingencies

Management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for a long time. As discussed in Note 11 to the Consolidated Financial Statements, we are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of ATP’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management is not aware of any amounts that need to be recorded and believes that the recorded amounts, if any, are reasonable.

Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Annual Report on Form 10-K, includes a discussion of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates on the portion of our Term Loans which is not covered by the interest rate swap and on the earnings from cash and cash equivalents. See the discussion of our Term Loans in Note 7 to the consolidated financial statements.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps, put options and fixed-price physical contracts to hedge our commodity prices. See Derivative Instruments and Risk Management Activities Note 10.

We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements. We do not hold or issue derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008 (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer have concluded that ATP’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to ATP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness

As of December 31, 2007, we determined that a material weakness in our internal control over depreciation, depletion, amortization and impairment of oil and gas properties existed during the fourth quarter of 2007. The control deficiency resulted from the lack of operating effectiveness of detective and monitoring controls within internal control over financial reporting over these accounts. The Company has taken appropriate steps to ensure that the process and key controls over these accounts operate as designed in order to maintain effective detective and monitoring controls over these accounts for the first quarter of 2008 and on a prospective basis. We believe that because of the steps taken to ensure the operating effectiveness of the controls over these accounts, this material weakness in internal control over financial reporting has been fully remediated as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

As noted above, during the three months ended March 31, 2008, there have been changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2007 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

ATP Oil & Gas Corporation

Date: May 12, 2008	By:	/s/ Albert L. Reese, Jr.
Albert L. Reese, Jr.
Chief Financial Officer