Form 10-Q
period 2008-06-30
ATP OIL & GAS CORP
filed 2008-08-08
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32261

ATP OIL & GAS CORPORATION

(Exact name of registrant as specified in its charter)

Texas	76-0362774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer AIdentification No.)

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of August 4, 2008, was 35,897,005.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$278,323	$199,449
Restricted cash	14,027	13,981
Accounts receivable (net of allowance of $382 and $382, respectively)	92,255	127,891
Deferred tax asset	43,312	84,110
Derivative asset	40	1,286
Other current assets	13,404	15,934

Total current assets	441,361	442,651

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	2,851,068	2,468,523
Unproved properties	126,507	88,415

	2,977,575	2,556,938
Less accumulated depletion, impairment and amortization	(897,550)	(726,358)

Oil and gas properties, net	2,080,025	1,830,580

Furniture and fixtures (net of accumulated depreciation)	700	860
Derivative asset	1,315	673
Deferred tax asset	25,134	—
Deferred financing costs, net	15,348	19,873
Other assets	12,681	12,496

Total assets	$2,576,564	$2,307,133

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$188,642	$270,557
Current maturities of long-term debt	10,500	12,165
Asset retirement obligation	19,007	28,194
Derivative liability	54,397	11,335
Deferred tax liability	476	–
Other current liabilities	13,650	23,512

Total current liabilities	286,672	345,763

Long-term debt	1,598,365	1,391,846
Asset retirement obligation	169,480	158,577
Deferred tax liability	64,963	85,256
Derivative liability	34,126	13,242
Deferred revenue	75,144	–
Other liabilities	2,582	2,583

Total liabilities	2,231,332	1,997,267

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,896,345 issued and 35,820,505 outstanding at June 30, 2008; 35,808,188 issued and 35,732,348 outstanding at December 31, 2007	36	36
Additional paid-in capital	394,072	388,250
Accumulated deficit	(56,996)	(92,061)
Accumulated other comprehensive income	9,031	14,552
Treasury stock	(911)	(911)

Total shareholders’ equity	345,232	309,866

Total liabilities and shareholders’ equity	$2,576,564	$2,307,133

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas production	$191,809	$132,153	$417,846	$276,902
Other revenues	—	—	897	1,598

	191,809	132,153	418,743	278,500

Costs, operating expenses and other:
Lease operating	23,770	20,105	48,388	41,174
Exploration	—	10,605	—	11,336
General and administrative	8,831	6,572	18,067	15,340
Depreciation, depletion and amortization	79,873	52,612	169,272	106,012
Impairment of oil and gas properties	—	5,770	—	5,770
Accretion of asset retirement obligation	4,281	3,020	8,581	5,980
Loss on abandonment	1,036	2	1,413	79
Other, net	(264)	—	(110)	—

	117,527	98,686	245,611	185,691

Income from operations	74,282	33,467	173,132	92,809

Other income (expense):
Interest income	644	2,550	1,872	4,618
Interest expense, net	(24,236)	(31,025)	(52,363)	(57,824)
Derivatives expense	(50,190)	—	(50,150)	—
Loss on debt extinguishment	(24,220)	—	(24,220)	—

	(98,002)	(28,475)	(124,861)	(53,206)

Income (loss) before income taxes	(23,720)	4,992	48,271	39,603

Income tax (expense) benefit:
Current	2,078	22	(10,358)	(34)
Deferred	9,862	1,111	(2,848)	(6,010)

	11,940	1,133	(13,206)	(6,044)

Net income (loss)	$(11,780)	$6,125	$35,065	$33,559

Net income (loss) per share:
Basic	$(0.33)	$0.20	$0.98	$1.12

Diluted	$(0.33)	$0.20	$0.97	$1.10

Weighted average shares outstanding:
Basic	35,440	30,058	35,631	30,031
Diluted	35,440	30,639	36,072	30,612

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$35,065	$33,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	169,272	106,012
Impairment of oil and gas properties	—	5,770
Accretion of asset retirement obligation	8,581	5,980
Deferred income taxes	2,848	6,010
Dry hole costs	—	10,251
Stock-based compensation	5,795	3,245
Amortization of deferred revenue	(6,856)	—
Derivatives expense	49,054	—
Loss on extinguishment of debt	15,370	—
Noncash interest expense	8,942	3,138
Other noncash items, net	2,859	1,130
Changes in assets and liabilities:
Accounts receivable and other current assets	10,938	32,538
Accounts payable and accruals	(137,089)	(26,828)
Other assets	13	(3,276)

Net cash provided by operating activities	164,792	177,529

Cash flows from investing activities
Additions to oil and gas properties	(349,008)	(389,972)
Decrease in restricted cash	—	1
Proceeds from disposition of oil and gas properties	82,450	—
Additions to furniture and fixtures	(93)	(207)

Net cash used in investing activities	(266,651)	(390,178)

Cash flows from financing activities
Proceeds from long-term debt	1,608,750	375,000
Payments of long-term debt	(1,401,653)	(181,369)
Deferred financing costs	(15,391)	(8,445)
Payments of capital lease	—	(23,950)
Net profits interest payments	(10,871)	—
Exercise of stock options	28	1,140

Net cash provided by financing activities	180,863	162,376

Effect of exchange rate changes on cash and cash equivalents	(130)	283

Increase (decrease) in cash and cash equivalents	78,874	(49,990)
Cash and cash equivalents, beginning of period	199,449	182,592

Cash and cash equivalents, end of period	$278,323	$132,602

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(11,780)	$6,125	$35,065	$33,559

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of ($3,826), $0, ($4,905) and $0, respectively)	4,379	182	5,851	1,637
Changes in fair value of outstanding hedge positions (net of taxes of $19,368, $0, $31,157 and $0, respectively)	(18,730)	(1,206)	(32,994)	(2,151)
Reclassification adjustment for de-designated hedge contracts (net of taxes of ($19,288), $0, ($19,288) and $0, respectively)	21,258	—	21,258	—
Foreign currency translation adjustment	(324)	8,705	364	9,543

Other comprehensive income (loss)	6,583	7,681	(5,521)	9,029

Comprehensive income (loss)	$(5,197)	$13,806	$29,544	$42,588

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization

ATP Oil & Gas Corporation was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea (the “North Sea”). We primarily focus our efforts on oil and natural gas properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas. Many of these properties contain proved undeveloped reserves that are economically attractive to us but are not strategic to major or exploration-oriented independent oil and natural gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the Securities and Exchange Commission (“SEC”) definition of proved reserves.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2007 Annual Report on Form 10-K. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to the current classifications. Such reclassifications do not affect earnings.

Note 2 — Recent Accounting Pronouncements

During the first quarter of 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt this standard in the first quarter of 2009 and do not anticipate that it will have a material effect on our financial statements.

During the second quarter of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles and is expected to be effective in the second half of 2008. We do not anticipate that it will have a material effect on our financial statements.

Note 3 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period the specific item occurs. Our year to date interim effective tax rate is derived from our expectations of net income for the year, taking into consideration permanent differences. We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. We recognized income tax expense of approximately $13.2 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007 we recognized income tax benefit of approximately $11.9 million and $1.1 million, respectively. The worldwide effective tax rates for the first six months of 2008 and 2007 were 27.4% and 15.3%, respectively. In 2007, the provision was offset by the release of a valuation allowance we had previously recorded related to our deferred tax assets in the United States jurisdiction.

Note 4 — Oil and Gas Properties

Acquisitions

During the first half of 2008, we acquired a 100% working interest in Mississippi Canyon (“MC”) Block 304 and a 55% working interest in Green Canyon Blocks 299 and 300 (“Clipper”). Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863 and De Soto Canyon Block 355 by the U.S. Department of Interior Minerals Management Service. The total cash paid for these acquisitions was $1.2 million.

During the first half of 2007, we completed the acquisition of a 100% working interest in the northwest quarter of MC Block 755, a 50% working interest in MC Block 754, and a 25% working interest in MC Block 800. A portion of the acquisition price of MC Block 755 was financed by granting an interest in its future net profits. As of June 30, 2008, the amount outstanding under the net profits interest was $13.7 million and is included in current liabilities on the consolidated balance sheet. During the first quarter of 2008, we reduced our working interests in MC Block 754 from 50% to 25% and in MC Block 800 from 25% to 10%.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dispositions

During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. The interest is carved out of our net revenue interests in production from MC Blocks 711, 754, 755 and 800. In accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil & Gas Producing Companies,” the sale is accounted for as a volumetric production payment. The net proceeds received were recorded as deferred revenue to be recognized in earnings as the production is delivered and is presented on the consolidated statements of cash flows as proceeds from disposition of oil and gas properties. The reserves associated with the interest have been removed from our proved oil and natural gas reserves.

Note 5 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Six Months Ended June 30,
	2008	2007
Asset retirement obligation at beginning of year	$186,771	$108,389
Liabilities incurred	4,475	14,012
Liabilities settled	(10,546)	(6,766)
Property dispositions	(1,127)	—
Changes in estimates	333	—
Accretion	8,581	5,980

Total	188,487	121,615
Less current portion	(19,007)	(17,064)

Total long-term asset retirement obligation at end of period	$169,480	$104,551

Note 6 — Supplemental Disclosures of Cash Flow Information

Following are supplemental disclosures of cash flow information for the following periods (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash paid for interest, net of amount capitalized	$62,277	$51,072

Cash paid for income taxes	6,282	1,825

During the six months ended June 30, 2007, we completed the acquisition of a 100% working interest in the northwest quarter of MC Block 755 and a portion of the acquisition price was financed by granting an interest in its future net profits (a noncash transaction).

Note 7 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Term Loans (includes unamortized discount of $41,135 as of June 30, 2008)	$1,608,865	$1,202,154
Subordinated Notes	—	201,857

Total	1,608,865	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,598,365	$1,391,846

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We entered into new senior secured term loan facilities, effective June 27, 2008 (collectively, the “Term Loans”). Key components of the Term Loans include a tranche of $1.05 billion, maturing July 2014, and a tranche of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of January 2014. Available borrowing capacity at June 30, 2008 is $31.0 million due to outstanding letters of credit issued against the facility.

The Term Loans carry the following restrictions and covenants, among others:

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

•

Commodity Hedging Agreements, based on forecasted production attributable to our proved producing reserves of (i) 60% of the projected PDP production from the Oil and Gas Properties of the Borrower and the Subsidiaries for the succeeding twelve calendar months on a rolling twelve calendar month basis and (ii) 40% of such projected PDP production on a rolling basis for the twelve calendar month period subsequent to the twelve calendar month period ;

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of proceeds from all Assets Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility.

Capitalized terms in the foregoing restrictions and covenants have the meaning set forth in the credit agreement. The combined effective interest rate under the Term Loans at June 30, 2008 was approximately 9.4% per annum.

Note 8 — Stock–Based Compensation

We recognized stock option compensation expense of approximately $0.7 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. We recognized stock option compensation expense of approximately $1.4 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $12.51 and $16.26, respectively. The fair values of options granted during the six months ended June 30, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average volatility	41%	36%	40%	36%
Expected term (in years)	3.8	3.8	3.8	3.8
Risk-free rate	3.1%	4.9%	2.7%	4.9%

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth a summary of option transactions for the six-month period ended June 30, 2008:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of year	800,069	$33.83
Granted	28,000	37.38
Exercised	(1,425)	18.74
Forfeited	(10,689)	45.80

Outstanding at end of period	815,955	33.82	$6,716	3.0

Vested and expected to vest at end of period	746,396	33.70	$6,203	2.9

Options exercisable at end of period	190,112	27.03	$2,394	2.1

(1)	Based on the difference between the market price of the common stock on the last trading day of the period and the option exercise price of in-the-money options.

At June 30, 2008, unrecognized compensation expense related to nonvested stock option grants totaled $3.3 million. Such unrecognized expense will be recognized as vesting occurs over the weighted average remaining vesting period of 2.3 years.

At June 30, 2008, unrecognized compensation expense related to restricted stock totaled $9.2 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 1.9 years. The following table sets forth the restricted stock transactions for the six-month period ended June 30, 2008 during which we recognized $4.4 million of compensation expense:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000) (1)
Nonvested at beginning of year	305,789	$43.79
Granted	86,732	50.59
Vested	(23,421)	40.36

Nonvested at end of period	369,100	45.60	$14,568

(1)	Based on the market price of the common stock on the last trading date of the period.

Note 9 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common shareholders by the weighted average number of shares of common stock (other than nonvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of shares assuming all in-the-money options and warrants would have been exercised and vesting of restricted stock. For purposes of computing EPS in a loss year, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2008 and 2007, respectively, stock-based awards for 869,834 and 25,250 average shares of common stock, were excluded from the diluted EPS calculation because their inclusion would have been antidilutive. For the six months ended June 30, 2008 and 2007, respectively, stock-based awards for 316,323 and 30,250 average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been antidilutive.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(11,780)	$6,125	$35,065	$33,559

Shares outstanding
Weighted average shares outstanding—basic	35,440	30,058	35,631	30,031
Effect of potentially dilutive securities—stock options and warrants	—	467	303	465
Nonvested restricted stock	—	114	138	116

Weighted average shares outstanding—diluted	35,440	30,639	36,072	30,612

Net income (loss) per share:
Basic	$(0.33)	$0.20	$0.98	$1.12

Diluted	$(0.33)	$0.20	$0.97	$1.10

Note 10 — Derivative Instruments and Risk Management Activities

At June 30, 2008 and December 31, 2007, accumulated other comprehensive income included $23.2 million and $17.3 million of unrealized after-tax losses, respectively, on our cash flow hedges. In the period the forecasted hedged transactions occur, gains and losses are reclassified from accumulated other comprehensive income to the consolidated statement of operations as components of the revenue or expense items to which they relate. Hedge ineffectiveness is recorded directly to the consolidated statement of operations.

At June 30, 2008, we had derivative contracts in place for the following natural gas and oil volumes:

Description	Type	Volumes	Price	Net Fair Value Asset (Liability)
			$/Unit	($000)
Oil (Bbl) – Gulf of Mexico
Remainder of 2008	Puts	1,251,200	$54.67	$3
2009	Puts	1,496,500	54.00	192
Remainder of 2008	Swaps	123,000	100.65	(4,623)
2009	Swaps	90,000	100.11	(3,494)

Natural Gas (MMBtu)
North Sea
Remainder of 2008	Swaps	1,620,000	$8.13	$(12,876)
2009	Swaps	5,892,250	8.70	(57,104)
2010	Swaps	450,000	9.28	(5,020)
Gulf of Mexico
Remainder of 2008	Swaps	1,230,000	9.86	(4,197)

As a result of the sale of the limited-term overriding royalty interest and changes in forecasts of production, we determined that it was no longer probable that forecasted production would be sufficient to

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we have de-designated some of these instruments as hedges, which resulted in reclassification of $40.5 million of net unrealized losses ($21.2 million after tax) from accumulated other comprehensive income to derivatives expense in the consolidated statement of operations. Subsequent changes to the fair value of these instruments and associated settlements will be reflected as derivatives income (expense) in the consolidated statement of operations. For the quarter and six months ended June 30, 2008, we recognized a loss of $9.6 million in derivatives expense for changes in fair value and settlements of derivatives no longer designated as cash flow hedges.

Settlements on all of our commodity derivative instruments are included in cash flows from operating activities in our consolidated statement of cash flows.

We also manage our exposure to oil and natural gas price risks by periodically entering into fixed-price physical forward sale contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS No. 133, as amended.

At June 30, 2008, we had fixed-price physical contracts in place for the following natural gas and oil volumes:

Period	Volumes	Average Fixed Price (1)
		$/Unit
Natural gas (MMBtu)

Gulf of Mexico:
Remainder of 2008	5,785,000	$8.36
2009	8,175,000	8.04

North Sea:
Remainder of 2008	7,360,000	$7.43
2009	2,700,000	8.11

Oil (Bbl) – Gulf of Mexico:
Remainder of 2008	1,994,000	$77.25
2009	2,736,750	76.01
2010	365,000	68.20
2011	273,000	68.20

(1)	Includes the effect of basis differentials.

In January 2008, we entered into a cash flow hedge using an interest rate swap on, initially, $500.0 million of principal which locked the LIBOR portion of the interest rate on our then-outstanding first lien borrowings at 3.1% until February 15, 2010. As mentioned above, in the second quarter 2008, we refinanced the first lien borrowings and assumed different interest obligations. Accordingly, we have de-designated as a hedge the interest rate swap because we no longer expect it to be highly effective at offsetting the variability in the interest payments required under the new Term Loans. This resulted in reclassification of $49,000 of net unrealized losses ($32,000 after tax) from accumulated other comprehensive income to derivatives expense in the consolidated statement of earnings. At June 30, 2008, the fair value of the interest rate swap was a $49,000 net liability. During July 2008, we terminated the interest rate swap and received $50,000 cash consideration.

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of business, we acquire proved properties with little or no upfront costs, but with a commitment to make payments out of future production, if any. As initial production or designated production levels are achieved, the contingent consideration is paid and capitalized to the appropriate property. At June 30, 2008, our aggregate exposure under such arrangements totaled approximately $13.2 million.

We are, from time to time, a party to various legal proceedings in the ordinary course of business. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the North Sea. Management reviews and evaluates separately the operations of its Gulf of Mexico segment and its North Sea segment. The operations of our segments include natural gas and liquid hydrocarbon production and sales. Segment activity for the three months and six months ended June 30, 2008 and 2007 is as follows (in thousands):

For the Three Months Ended –	Gulf of Mexico	North Sea	Total
June 30, 2008:
Revenues	$166,138	$25,671	$191,809
Depreciation, depletion and amortization	49,873	30,000	79,873
Income (loss) from operations	86,460	(12,178)	74,282
Interest income	165	479	644
Interest expense, net	24,236	—	24,236
Income tax (expense) benefit	(9,994)	21,934	11,940
Additions to oil and gas properties	193,259	32,265	225,524

June 30, 2007:
Revenues	$121,261	$10,892	$132,153
Depreciation, depletion and amortization	46,097	6,515	52,612
Impairment of oil and gas properties	5,770	—	5,770
Income (loss) from operations	34,379	(912)	33,467
Interest income	1,958	592	2,550
Interest expense, net	31,025	—	31,025
Income tax benefit	—	1,133	1,133
Additions to oil and gas properties	165,371	63,668	229,039

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended –	Gulf of Mexico	North Sea	Total
June 30, 2008:
Revenues	$345,928	$72,815	$418,743
Depreciation, depletion and amortization	106,048	63,224	169,272
Income (loss) from operations	179,733	(6,601)	173,132
Interest income	760	1,112	1,872
Interest expense, net	52,298	65	52,363
Income tax (expense) benefit	(33,569)	20,363	(13,206)
Additions to oil and gas properties	372,262	43,307	415,569
Total assets	1,939,850	636,714	2,576,564

June 30, 2007:
Revenues	$229,384	$49,116	$278,500
Depreciation, depletion and amortization	83,915	22,097	106,012
Impairment of oil and gas properties	5,770	—	5,770
Income from operations	78,258	14,551	92,809
Interest income	3,517	1,101	4,618
Interest expense, net	57,824	—	57,824
Income tax expense	—	6,044	6,044
Additions to oil and gas properties	359,374	122,463	481,837
Total assets	1,210,259	526,977	1,737,236

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

Level 1:	Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Measured based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our option pricing models are industry-standard and consider various inputs including third party broker-quoted forward amounts, volatility and time value of money.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and determines the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes, according to their inputs, financial assets and liabilities that are being measured on a fair value basis at June 30, 2008 (in thousands):

Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (liabilities) – net:
Gas swap contracts – U.K.	$—	$(75,000)
Oil and gas swap contracts – U.S.	(12,314)	—
Oil put contracts	—	195
Interest rate swap	—	(49)

Total	$(12,314)	$(74,854)

The following table sets forth a reconciliation of changes in the fair value of financial assets (liabilities) classified as Level 3 at June 30, 2008 (in thousands):

	Gas Swap Contracts – U.K.	Oil Put Contracts	Interest Rate Swap	Total
Balance at beginning of year	$(24,577)	$747	$—	$(23,830)
Total loss included in other comprehensive income	(35,337)	—	(658)	(35,995)
Derivatives expense	(22,690)	(552)	(49)	(23,291)
Settlements	7,604	—	658	8,262

Balance at end of period	$(75,000)	$195	$(49)	$(74,854)

Changes in unrealized loss included in earnings relating to derivatives still held at June 30, 2008	$(22,690)	$(551)	$(49)	$(23,290)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We focus on developing projects in the shortest time possible between initial major investment and first revenue generated in order to maximize our rate of return. Since we operate most of the properties in which we acquire a working interest, we are able to significantly influence the development concept and timing of a project's development. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project's requirements, allows us to efficiently complete the development project and commence production.

To enhance the economics and return on investment of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis. In the second quarter of 2008, we announced plans to offer for sale partial working interests in a number of our properties both producing and under development.

Second Quarter 2008 Highlights

Our financial and operating performance for the second quarter of 2008 included the following highlights:

•	A production increase of 26% over second quarter 2007;

•	An increase in oil and gas revenues of 45% over second quarter 2007;

•	The sale of an interest in our Gomez Hub for $82.0 million representing 4.5% of our Gomez Hub proved reserves at December 31, 2007;

•	The acquisition of proved reserves at Clipper for a minimal upfront investment;

•	The refinancing of our debt, significantly extending the maturity.

Additional discussion of 2008 expectations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the three months ended June 30, 2008 and 2007 we reported net loss of $11.8 million and net income of $6.1 million, or net loss of $0.33 and net income of $0.20 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exemption under Statement of Financial Accounting Standards (“SFAS”) No. 133 are also included in these amounts as well as the effects of financial cash flow hedges. Deliveries under the fixed-price contracts are approximately 85% and 34% of our oil production for the three months ended June 30, 2008 and 2007, respectively. Approximately 82% and 48% of our natural gas production was sold under these fixed-price delivery contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed. The table also reflects oil and gas production revenues from amortization of deferred revenue related to the sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Three Months Ended June 30,		% Change in 2008 from 2007
	2008	2007
Production:
Natural gas (MMcf)	9,969	8,426	18%
Oil and condensate (MBbl)	1,414	1,027	38%
Total (MMcfe)	18,455	14,590	26%

Revenues from production (in thousands):
Natural gas	$86,281	$68,419	26%
Effects of cash flow hedges	(7,217)	1,035
Amortization of deferred revenue	1,409	—	—

Total	$80,473	$69,454	16%

Oil and condensate	$106,017	$62,692	69%
Effects of cash flow hedges	(128)	(227)
Amortization of deferred revenue	5,447	—	—

Total	$111,336	$62,465	78%

Natural gas, oil and condensate	$192,298	$131,111	47%
Effects of cash flow hedges	(7,345)	808
Amortization of deferred revenue	6,856	—	—

Total	$191,809	$131,919	45%

Average realized sales price:
Natural gas (per Mcf)	$8.65	$8.12	7%
Effects of cash flow hedges (per Mcf)	(0.72)	0.12

Average realized price (per Mcf)	$7.93	$8.24	(2%)

Oil and condensate (per Bbl)	$74.98	$61.02	23%
Effects of cash flow hedges (per Bbl)	(0.09)	(0.22)

Average realized price (per Bbl)	$74.89	$60.80	30%

Natural gas, oil and condensate (per Mcfe)	$10.42	$8.99	16%
Effects of cash flow hedges (per Mcfe)	(0.40)	0.06

Average realized price (per Mcfe)	$10.02	$9.05	15%

Revenues from production increased 45% in the second quarter of 2008 compared to the second quarter of 2007. During the second quarter of 2008, our production increased 26% compared to the second quarter of 2007 primarily due to greater production in the Gulf of Mexico from the Gomez Hub and due to U.K. production from the Wenlock property, which was brought online in the fourth quarter of 2007. The increased revenues were also attributable to a 15% increase in average sales price.

Lease Operating

Lease operating expenses for the second quarter of 2008 increased to $23.8 million ($1.29 per Mcfe) from $20.1 million ($1.38 per Mcfe) in the second quarter of 2007. The increase was primarily attributable to the production increases noted above. The per unit cost has decreased primarily due to the effect of fixed costs. In second quarter 2008, lease operating expense per Mcfe in the Gulf of Mexico and the North Sea was $1.29 and 1.27, respectively. In the second quarter 2007, lease operating expense per Mcfe in the Gulf of Mexico and North Sea was $1.25 and $2.45, respectively.

General and Administrative

General and administrative expense for the second quarter of 2008 increased to $8.8 million from $6.6 million in the second quarter of 2007. The increase is primarily attributable to higher stock-based compensation costs.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization (“DD&A”) expense increased during the second quarter of 2008 to $79.9 million from $52.6 million for the second quarter of 2007. The increase was due to the increased production noted above and to an increased depletion rate. The second quarter of 2008 DD&A rates for the Gulf of Mexico and North Sea were $3.59 per Mcfe and $6.57 per Mcfe, respectively. The second quarter of 2007 DD&A rates for the Gulf of Mexico and North Sea were $3.52 per Mcfe and $4.32 per Mcfe, respectively. The average depletion rate increased 20% to $4.33 per Mcfe in the second quarter of 2008 compared to $3.61 per Mcfe in the second quarter of 2007. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties.

Impairment of Oil and Gas Properties

In the second quarter of 2007, we recorded an impairment of oil and gas properties totaling $5.8 million due to unfavorable operating performance on one property in the Gulf of Mexico.

Accretion of Asset Retirement Obligation

Accretion expense increased to $4.3 million in the second quarter of 2008 compared to 3.0 million in second quarter 2007 primarily due to increased asset retirement obligations associated with increased oil and gas property development and overall vendor price increases.

Loss on Abandonment

During second quarter 2008, we recognized an aggregate loss on abandonment of $1.0 million due to unanticipated vendor price increases in the Gulf of Mexico.

Interest Expense

Interest expense decreased to $24.2 million for the second quarter of 2008 compared to $31.0 million for the second quarter of 2007 primarily due to overall lower interest rates and their effect on our floating-rate borrowings and $7.2 million of capitalized 2008 interest related to the construction of a floating production system at the Telemark Hub, partially offset by outstanding 11.25% Subordinated Notes of $210.0 million face value which were issued in the second half of 2007.

Derivatives Expense

Derivatives expense in the second quarter of 2008 is $50.2 million (Gulf of Mexico $16.2 million and North Sea $34.0 million). As a result of the limited-term overriding royalty interest and changes in forecasts of production, we determined that it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we have de-designated some of these instruments as hedges. Also, we have de-designated as a hedge the interest rate swap because we no longer expect it to be highly effective at offsetting the variability in the interest payments for the new Term Loans. The total expense related to de-designation of these cash flow hedges is $40.5 million. The balance of the derivatives expense is related primarily to changes in fair value and settlements of derivatives no longer designated as cash flow hedges.

Loss on Debt Extinguishment

Loss on debt extinguishment in the second quarter of 2008 is $24.2 million. As discussed below, during the second quarter of 2008, we refinanced the Term Loans and Subordinated Notes and recorded losses for the remaining unamortized deferred financing costs, debt discount related to the retired debt and for repayment premiums associated with the Subordinated Notes.

Income Taxes

We recorded income tax benefit of $11.9 million during the quarter ended June 30, 2008 resulting in an overall effective tax rate of 50.3% for the quarter. In each jurisdiction, the rates were determined based on our expectations of net income for the year, taking into consideration permanent differences. In the comparable quarter of 2007 we recorded a tax benefit of $1.1 million resulting in an overall effective tax rate of 22.7% for the quarter. The provision for the quarter results from the application of the current expected tax rate for the year applied to the year-to-date pre-tax income. In 2007, the tax provision recorded in the U.S. based upon our second quarter 2007 book income was entirely offset by a release of a valuation allowance contributing to the lower overall effective tax rate when compared to the same period in 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008 and 2007 we reported net income of $35.1 million and $33.6 million, or $0.97 and $1.10 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exemption under SFAS No. 133 are also included in these amounts as well as the effects of financial cash flow hedges. Deliveries under the fixed-price contracts are approximately 78% and 32% of our oil production for the six months ended June 30, 2008 and 2007, respectively. Approximately 83%, and 50% of our natural gas production was sold under these fixed-price delivery contracts for the comparable periods. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed. The table also reflects oil and gas production revenues from amortization of deferred revenue related to the sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Six Months Ended June 30,		% Change in 2008 from 2007
	2008	2007
Production:
Natural gas (MMcf)	21,813	18,250	20%
Oil and condensate (MBbl)	3,036	2,039	49%
Total (MMcfe)	40,029	30,486	31%

Revenues from production (in thousands):
Natural gas	$193,621	$158,352	22%
Effects of cash flow hedges	(8,459)	1,035
Amortization of deferred revenue	1,409	—	—

Total	$186,571	$159,387	17%

Oil and condensate	$227,265	$118,295	92%
Effects of cash flow hedges	(1,437)	(1,089)
Amortization of deferred revenue	5,447	—	—

Total	$231,275	$117,206	97%

Natural gas, oil and condensate	$420,886	$276,647	52%
Effects of cash flow hedges	(9,896)	(54)
Amortization of deferred revenue	6,856	—	—

Total	$417,846	$276,593	51%

Average realized sales price:
Natural gas (per Mcf)	$8.88	$8.68	2%
Effects of cash flow hedges (per Mcf)	(0.39)	0.06

Average realized price (per Mcf)	$8.49	$8.74	(2%)

Oil and condensate (per Bbl)	$74.86	$58.01	29%
Effects of cash flow hedges (per Bbl)	(0.47)	(0.53)

Average realized price (per Bbl)	$74.39	$57.48	33%

Natural gas, oil and condensate (per Mcfe)	$10.51	$9.07	16%
Effects of cash flow hedges (per Mcfe)	(0.25)	—

Average realized price (per Mcfe)	$10.26	$9.07	15%

Revenues from production increased 51% in the first half of 2008 compared to the first half of 2007. During the first half of 2008, our production increased 31% compared to the first half of 2007 primarily due to greater production in the Gulf of Mexico from the Gomez Hub and due to U.K. production from the Wenlock property, which was brought online in the fourth quarter of 2007. The increased revenues were also attributable to a 15% increase in average sales price.

Lease Operating

Lease operating expenses for the first half of 2008 increased to $48.4 million ($1.21 per Mcfe) from $41.2 million ($1.35 per Mcfe) in the first half of 2007. The increase was primarily attributable to the production increases noted above. The per unit cost has decreased primarily due to the effect of fixed costs. In the first half of 2008, lease operating expense per Mcfe in the Gulf of Mexico and the North Sea was $1.19 and 1.28, respectively. In the first half of 2007, lease operating expense per Mcfe in the Gulf of Mexico and North Sea was $1.26 and $1.77, respectively.

General and Administrative

General and administrative expense for the first half of 2008 increased to $18.1 million from $15.3 million in the first half of 2007. The increase is primarily attributable to higher stock-based compensation costs.

Depreciation, Depletion and Amortization

DD&A expense increased during the first half of 2008 to $169.3 million from $106.0 million for the first half of 2007. The increase was due to the increased production noted above and to an increased depletion rate. The first half of 2008 DD&A rates for the Gulf of Mexico and North Sea were $3.53 per Mcfe and $6.31 per Mcfe, respectively. The first half of 2007 DD&A rates for the Gulf of Mexico and North Sea were $3.32 per Mcfe and $4.22 per Mcfe, respectively. The average depletion rate increased 22% to $4.23 per Mcfe in the first half of 2008 compared to $3.48 per Mcfe in the first half of 2007. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties.

Impairment of Oil and Gas Properties

In the first half of 2007, we recorded an impairment of oil and gas properties totaling $5.8 million due to unfavorable operating performance on one property in the Gulf of Mexico.

Accretion of Asset Retirement Obligation

Accretion expense increased to $8.6 million in the first half of 2008 compared to 6.0 million in the first half of 2007 primarily due to increased asset retirement obligations associated with increased oil and gas property development and overall vendor price increases.

Loss on Abandonment

During the first half of 2008, we recognized an aggregate loss on abandonment of $1.4 million due to unanticipated vendor price increases in the Gulf of Mexico.

Interest Expense

Interest expense decreased to $52.4 million for the first half of 2008 compared to $57.8 million for the first half of 2007 primarily due to $13.1 million of capitalized 2008 interest related to the construction of a floating production system at the Telemark Hub and lower overall interest rates and their effect on our floating-rate borrowings, partially offset by outstanding Subordinated Notes of $210.0 million face value, which were issued in 2007 and the outstanding net $200.0 million increase in borrowings under our Term Loans beginning in the second quarter of 2007.

Derivatives Expense

Derivatives expense in the first half of 2008 is $50.2 million (Gulf of Mexico $16.2 million and North Sea $34.0 million). As a result of the limited-term overriding royalty interest and changes in forecasts of production, we determined that it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we have de-designated some of these instruments as hedges. Also, we have de-designated as a hedge the interest rate swap because we no longer expect it to be highly effective at offsetting the variability in the interest payments for the new Term Loans. The total expense related to de-designation of these cash flow hedges is $40.5 million. The balance of the derivatives expense is related primarily to changes in fair value and settlements of derivatives no longer designated as cash flow hedges.

Loss on Debt Extinguishment

Loss on debt extinguishment in the first half of 2008 is $24.2 million. As discussed below, during the second quarter of 2008, we refinanced the Term Loans and Subordinated Notes and recorded losses for the remaining unamortized deferred financing costs, debt discount related to the retired debt and for repayment premiums associated with the Subordinated Notes.

Income Taxes

We recorded income tax expense of $13.2 million during the six months ended June 30, 2008 resulting in an overall effective tax rate of 27.4% for the period. In each jurisdiction, the rates were determined based on our expectations of net income for the year, taking into consideration permanent differences. In the comparable period of 2007 we recorded tax expense of $6.0 million resulting in an overall effective tax rate of 15.3% for the period. The provision for the period results from the application of the current expected tax rate for the year applied to the year to date pre-tax income. In 2007, the tax provision recorded in the U.S. based upon our first half 2007 book income was entirely offset by a release of a valuation allowance contributing to the lower overall effective tax rate when compared to the same period in 2008.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $154.7 million, an increase of $57.8 million from December 31, 2007. Additionally, under the Term Loans, we have a $50.0 million revolving credit facility (“Revolver”), with available borrowing capacity reduced to $31.0 million due to outstanding letters of credit as of June 30, 2008. Our credit agreement covenants specify a minimum liquidity ratio under which we include the availability under the Revolver, and exclude current maturities of long-term debt, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations.

Historically, we have financed our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations and the sale of interests in selected properties. In the second quarter of 2008, we announced plans to offer for sale partial working interests in a number of our properties, both producing and under development. We intend to reduce our debt by up to $600.0 million with the expected proceeds from any such sales.

We intend to continue to finance our near-term development projects utilizing cash on hand and the potential sources of capital mentioned above. As operator of most of our projects under development, we have the ability to significantly control the timing of most of our capital expenditures. Coupled with that control, we believe our cash flows from operating activities and potential for available third-party capital will enable us to meet our future capital requirements.

Cash Flows

	Six Months Ended June 30,
	2008	2007
Cash provided by (used in) (in thousands):
Operating activities	$164,792	$177,529
Investing activities	(266,651)	(390,178)
Financing activities	180,863	162,376

Cash provided by operating activities during the first half of 2008 and 2007 was $164.8 million and $177.5 million, respectively. Cash flow from operations increased primarily due to higher oil and gas production revenues during 2008 compared to 2007. The increase in sales revenue was attributable to higher oil and gas production and higher oil and gas prices during 2008. The increase in cash flows from revenues was partially offset by the timing of payments and receipts in payables and receivables.

Cash used in investing activities was $266.7 million and $390.2 million during the first half of 2008 and 2007, respectively. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $245.2 million and $103.8 million, respectively, in the first half of 2008. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $279.6 million and $110.3 million, respectively, in the first half of 2007. During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million.

Cash provided by financing activities was $180.9 million and $162.4 million during first half 2008 and 2007, respectively. Payments of long-term debt for the first half of 2008 are comprised of $1,202.2 million of repayment of borrowings under our former credit agreement and of $199.5 million related to our former subordinated notes. Proceeds from long-term debt are comprised of $1,593.4 million (net of issuance costs) of proceeds from the Term Loans. During the first half of 2007, financing cash flow was primarily due to the increase in our term loans of $366.6 million (net of issuance costs), partially offset by the $175.0 million repayment of our former second lien term loans and other debt and lease payments.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Term Loans (includes unamortized discount of $41,135 as of June 30, 2008)	$1,608,865	$1,202,154
Subordinated Notes	—	201,857

Total	1,608,865	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,598,365	$1,391,846

We entered into a new senior secured term loan facility, effective June 27, 2008 (collectively, the “Term Loans”). Proceeds of the Term Loans were used to refinance the $1.2 billion senior secured term loan scheduled to mature in April 2010 and $210.0 million of unsecured subordinated notes scheduled to mature in September 2011, and for general corporate purposes. Key components of the Term Loans include a tranche of $1.05 billion, maturing July 2014, and a tranche of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V. We have a $50.0 million revolving credit facility (of which $31.0 million was available as of June 30, 2008).

The Term Loans carry the following restrictions and covenants, among others:

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

•

Commodity Hedging Agreements, based on forecasted production attributable to our proved producing reserves of (i) 60% of the projected PDP production from the Oil and Gas Properties of the Borrower and the Subsidiaries for the succeeding twelve calendar months on a rolling twelve calendar month basis and (ii) 40% of such projected PDP production on a rolling basis for the twelve calendar month period subsequent to the twelve calendar month period ;

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of proceeds from all Assets Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility.

Capitalized terms in the foregoing restrictions and covenants have the meaning set forth in the credit agreement dated June 27, 2008, which is Exhibit 10.2 to this document. We were in compliance with our credit agreement covenants at June 30, 2008.

Contractual Obligations

The following table summarizes certain contractual obligations at June 30, 2008 (in thousands):

Contractual Obligations	Total	Remainder of 2008	2009 and 2010	2011 and 2012	After 2012
Long-term debt (1)	$1,650,000	$5,250	$21,000	$621,000	$1,002,750
Interest on long-term debt (2)	621,277	70,069	278,046	176,726	96,436
Other trade commitments	106,400	41,400	65,000	—	—
Noncancelable operating leases	2,356	496	1,195	665	—

Total contractual obligations	$2,380,033	$117,215	$365,241	$798,391	$1,099,186

(1)	Long-term debt in future periods includes amortization of discount.
(2)	Interest is based on rates and principal repayments in effect at June 30, 2008.

Our liabilities also include asset retirement obligations (“ARO”) ($19.0 million current and $169.5 million long-term) that represent the amount at June 30, 2008 of our obligations with respect to the retirement/plugging and abandonment of our oil and gas properties. The ultimate settlement amounts and the timing of the settlements of such obligations are unknown because they are subject to, among other things, federal, state and local regulation, economic and operational factors. Consequently, ARO is not reflected in the table above.

Commitments and Contingencies

Management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for a long time. We are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of ATP's probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management is not aware of any amounts that need to be recorded and believes that the recorded amounts, if any, are reasonable. See Note 11 to the consolidated financial statements for additional discussion of commitments and contingencies.

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

Interest Rate Risk

We are exposed to changes in interest rates on our Term Loans and on the earnings from cash and cash equivalents. See the discussion of our Term Loans in Note 7 to the consolidated financial statements.

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

We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties or (2) if deemed necessary by the terms of our existing credit agreements. We do not initially hold or issue derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2008 (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer have concluded that ATP's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to ATP's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 2007 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are not applicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

The following items were presented for approval to stockholders of record on April 10, 2008 at the Company's annual meeting of stockholders which was held on June 9, 2008 in Houston, Texas:

		For	Against	Withheld or Abstained
(i)	Election of Directors:
	Chris A. Brisack	31,241,292	—	604,490
	George R. Edwards	31,237,141	—	608,641
	Walter Wendlandt	31,059,820	—	785,962

(ii)	Ratification of PricewaterhouseCoopers LLP, as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008	31,781,683	62,430	1,669

All matters received the required number of votes for approval.

Item 6.	Exhibits

Exhibits
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Amended and Restated Bylaws of ATP, incorporated by reference to Exhibit 3.1 of ATP's Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP's Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP's Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP's Form 10-K for the year ended December 31, 2000.

10.2	Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

†10.3	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.4	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.5	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.6	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and George Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 of ATP's Annual Report on Form 10-K for the year ended December 31, 2002.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

†	Management contract or compensatory plan or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: August 8, 2008	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer