Form 10-Q
period 2008-09-30
ATP OIL & GAS CORP
filed 2008-11-10
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of November 3, 2008, was 35,897,830.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$178,358	$199,449
Restricted cash	—	13,981
Accounts receivable (net of allowance of $358 and $382, respectively)	44,460	127,891
Deferred tax asset	45,049	84,110
Derivative asset	1,409	1,286
Other current assets	12,582	15,934

Total current assets	281,858	442,651

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	3,026,918	2,468,523
Unproved properties	141,001	88,415

	3,167,919	2,556,938
Less accumulated depletion, impairment and amortization	(931,092)	(726,358)

Oil and gas properties, net	2,236,827	1,830,580

Furniture and fixtures (net of accumulated depreciation)	589	860
Derivative asset	431	673
Deferred tax asset	19,841	—
Deferred financing costs, net	14,504	19,873
Other assets	17,741	12,496

Total assets	$2,571,791	$2,307,133

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$220,317	$270,557
Current maturities of long-term debt	10,500	12,165
Asset retirement obligation	19,075	28,194
Derivative liability	32,659	11,335
Other current liabilities	14,164	23,512

Total current liabilities	296,715	345,763
Long-term debt	1,598,392	1,391,846
Asset retirement obligation	167,778	158,577
Deferred tax liability	83,814	85,256
Derivative liability	12,185	13,242
Deferred revenue	62,549	—
Other liabilities	2,582	2,583

Total liabilities	2,224,015	1,997,267

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,973,670 issued and 35,897,830 outstanding at September 30, 2008; 35,808,188 issued and 35,732,348 outstanding at December 31, 2007	36	36
Additional paid-in capital	397,354	388,250
Accumulated deficit	(20,513)	(92,061)
Accumulated other comprehensive income (loss)	(28,190)	14,552
Treasury stock	(911)	(911)

Total shareholders’ equity	347,776	309,866

Total liabilities and shareholders’ equity	$2,571,791	$2,307,133

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and gas production	$118,347	$116,738	$536,193	$393,640
Other revenues	—	—	897	1,598

	118,347	116,738	537,090	395,238

Costs, operating expenses and other:
Lease operating	24,723	21,152	73,111	62,326
Exploration	48	1,799	48	13,135
General and administrative	9,212	7,610	27,279	22,950
Depreciation, depletion and amortization	52,825	53,617	222,097	159,629
Impairment of oil and gas properties	—	4,028	—	9,798
Accretion of asset retirement obligation	4,211	3,039	12,792	9,019
Loss on abandonment	896	300	2,309	379
Other, net	(149)	(1,785)	(259)	(1,785)

	91,766	89,760	337,377	275,451

Income from operations	26,581	26,978	199,713	119,787

Other income (expense):
Interest income	1,079	1,329	2,951	5,947
Interest expense, net	(26,606)	(29,717)	(78,969)	(87,541)
Derivatives income (expense)	40,963	284	(9,187)	284
Loss on debt extinguishment	—	—	(24,220)	—

	15,436	(28,104)	(109,425)	(81,310)

Income (loss) before income taxes	42,017	(1,126)	90,288	38,477

Income tax (expense) benefit:
Current	6,710	1,566	(3,648)	1,532
Deferred	(12,244)	1,881	(15,092)	(4,129)

	(5,534)	3,447	(18,740)	(2,597)

Net income	$36,483	$2,321	$71,548	$35,880

Net income per share:
Basic	$1.03	$0.08	$2.02	$1.19

Diluted	$1.02	$0.08	$1.99	$1.17

Weighted average shares outstanding:
Basic	35,452	30,118	35,441	30,060
Diluted	35,815	30,771	35,871	30,669

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$71,548	$35,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	222,097	159,629
Impairment of oil and gas properties	—	9,798
Gain on disposition of assets	(160)	—
Accretion of asset retirement obligation	12,792	9,019
Deferred income taxes	15,092	4,129
Dry hole costs	—	10,251
Stock-based compensation	9,071	5,095
Amortization of deferred revenue	(19,451)	—
Derivatives expense	23,435	—
Loss on extinguishment of debt	15,370	—
Noncash interest expense	12,751	5,212
Other noncash items, net	1,855	1,668
Changes in assets and liabilities:
Accounts receivable and other current assets	85,947	31,339
Accounts payable and accruals	(196,999)	(31,879)
Other assets	—	(2,390)

Net cash provided by operating activities	253,348	237,751

Cash flows from investing activities
Additions to oil and gas properties	(544,176)	(636,597)
Decrease in restricted cash	13,864	14,096
Proceeds from disposition of oil and gas properties	82,644	—
Additions to furniture and fixtures	(129)	(296)

Net cash used in investing activities	(447,797)	(622,797)

Cash flows from financing activities
Proceeds from long-term debt	1,608,750	574,500
Payments of long-term debt	(1,404,278)	(184,552)
Deferred financing costs	(15,523)	(13,449)
Payments of capital lease	—	(23,950)
Net profits interest payments	(13,602)	—
Exercise of stock options	33	2,004

Net cash provided by financing activities	175,380	354,553

Effect of exchange rate changes on cash and cash equivalents	(2,022)	882

Decrease in cash and cash equivalents	(21,091)	(29,611)
Cash and cash equivalents, beginning of period	199,449	182,592

Cash and cash equivalents, end of period	$178,358	$152,981

Noncash investing and financing activities:
Change in accrued property additions	136,176	(12,419)
Asset retirement costs capitalized under SFAS No. 143	4,313	19,659
Property acquired in exchange for a net profits interest	—	22,468

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$36,483	$2,321	$71,548	$35,880

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of $(82), $59, $(4,987) and $59, respectively)	151	75	6,002	1,712
Changes in fair value of outstanding hedge positions (net of taxes of $(8,446), $3,177, $22,711 and $3,177, respectively)	9,855	(6,727)	(23,139)	(8,878)
Reclassification adjustment for de-designated hedge contracts (net of taxes of $0, $0, $(19,288) and $0, respectively)	—	—	21,258	—
Foreign currency translation adjustment	(47,227)	8,350	(46,863)	17,893

Other comprehensive income (loss)	(37,221)	1,698	(42,742)	10,727

Comprehensive income (loss)	$(738)	$4,019	$28,806	$46,607

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. All intercompany transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2007 Annual Report on Form 10-K. The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to the current classifications. Such reclassifications do not affect earnings.

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

During the second quarter of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles and is expected to be effective later in 2008. We do not anticipate that it will have a material effect on our financial statements.

Note 3 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant unusual or infrequently occurring items which are recorded in the period the specific item occurs. Our year-to-date interim effective tax rate is derived from our expectations of net income for the year, taking into consideration permanent differences. We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. We recognized income tax expense of $18.7 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007 we recognized income tax expense of $5.5 million and benefit of $3.4 million, respectively. The worldwide effective tax rates for the first nine months of 2008 and 2007 were 20.8% and 6.8%, respectively. In 2007 the provision was partially offset by the release of valuation allowance on the books related to our deferred tax assets in the United States jurisdiction.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Oil and Gas Properties

Acquisitions

During the first nine months of 2008, we acquired in the Gulf of Mexico a 100% working interest in Mississippi Canyon (“MC”) Block 304 and a 55% working interest in Green Canyon Blocks 299 and 300 (collectively, “Clipper”). Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863, De Soto Canyon Block 355 and Atwater Valley Blocks 19 and 62 by the U.S. Department of Interior Minerals Management Service. The total paid for these acquisitions was $1.8 million.

During the first nine months of 2007, we completed the acquisition of a 100% working interest in the northwest quarter of MC Block 755, a 25% working interest in MC Block 754, and a 10% working interest in MC Block 800. A portion of the acquisition price of MC Block 755 was financed by the seller. The financing was full recourse and initially due on December 31, 2009. However, the amount due was converted to a net profits interest at the time of initial production. As of September 30, 2008, the amount outstanding under the net profits interest was $11.2 million and was included in current liabilities on the consolidated balance sheet.

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

See also Note 13-Subsequent Events.

Note 5 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Nine Months Ended September 30,
	2008	2007
Asset retirement obligation at beginning of year	$186,771	$108,389
Liabilities incurred	2,848	21,639
Liabilities settled	(14,785)	(9,393)
Property dispositions	(1,104)	—
Changes in estimates	331	—
Accretion	12,792	9,019

Total	186,853	129,654
Less current portion	19,075	15,832

Total long-term asset retirement obligation at end of period	$167,778	$113,822

Note 6 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Term Loans (includes unamortized discount of $38,483 as of September 30, 2008)	$1,608,892	$1,202,154
Subordinated Notes	—	201,857

Total	1,608,892	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,598,392	$1,391,846

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We entered into new senior secured term loan facilities, effective June 27, 2008 (collectively, the “Term Loans”). Key components of the Term Loans included a tranche of $1.05 billion, maturing July 2014, and a tranche of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of January 2014. Available borrowing capacity is reduced by outstanding letters of credit issued against the facility.

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

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of net proceeds from all Asset Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility.

Capitalized terms in the foregoing restrictions and covenants have the meaning set forth in our credit agreement dated June 27, 2008. The combined effective interest rate under the Term Loans at September 30, 2008 was approximately 9.34% per annum.

Note 7 — Stock–Based Compensation

We recognized stock option compensation expense of approximately $0.9 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. We recognized stock option compensation expense of approximately $2.2 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $9.96

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $14.82, respectively. The fair values of options granted during the nine months ended September 30, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average volatility	41%	36%	41%	36%
Expected term (in years)	3.8	3.8	3.8	3.8
Risk-free rate	3.2%	4.0%	3.1%	4.0%

The following table sets forth a summary of option transactions for the nine month period ended September 30, 2008:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value ($000) (1)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of year	800,069	$33.83
Granted	323,600	28.56
Exercised	(2,250)	14.05
Forfeited	(22,439)	43.16

Outstanding at end of period	1,098,980	32.12	$269	3.3

Vested and expected to vest	1,001,158	24.76	252	3.2

Options exercisable at end of period	296,350	24.79	186	1.8

(1)	Based upon the difference between the market price of the common stock on the last trading date of the period and the option exercise price of in-the-money options.

At September 30, 2008, unrecognized compensation expense related to nonvested stock option grants totaled $4.9 million. Such unrecognized expense will be recognized as vesting occurs over the weighted average remaining vesting period of 2.8 years.

At September 30, 2008, unrecognized compensation expense related to restricted stock totaled $8.9 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 1.9 years. The following table sets forth the restricted stock transactions for the nine-month period ended September 30, 2008 during which we recognized $6.8 million of compensation expense:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000) (1)
Nonvested at beginning of year	305,789	$43.79
Granted	163,232	39.87
Vested	(24,171)	40.24

Nonvested at end of period	444,850	42.54	$7,923

(1)	Based upon the market price of the common stock on the last trading date of the period.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common shareholders by the weighted average number of shares of common stock (other than nonvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of shares assuming all in-the-money options and warrants would have been exercised and vesting of restricted stock. Potential common shares are excluded from the computation of weighted average common shares outstanding when their effect is antidilutive. For the three months ended September 30, 2008 and 2007, respectively, stock-based awards for 699,000 and 25,500 average shares of common stock, were excluded from the diluted EPS calculation because their inclusion would have been antidilutive. For the nine months ended September 30, 2008 and 2007, respectively, stock-based awards for 488,000 and 294,000 average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been antidilutive.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net income	$36,483	$2,321	$71,548	$35,880

Shares outstanding:
Weighted average shares outstanding - basic	35,452	30,118	35,441	30,060
Effect of potentially dilutive securities - stock options and warrants	251	507	289	471
Nonvested restricted stock	112	146	141	138

Weighted average shares outstanding - diluted	35,815	30,771	35,871	30,669

Net income per share:
Basic	$1.03	$0.08	$2.02	$1.19

Diluted	$1.02	$0.08	$1.99	$1.17

Note 9 — Derivative Instruments and Risk Management Activities

At September 30, 2008 and December 31, 2007, accumulated other comprehensive income included $13.2 million and $17.3 million of unrealized after-tax losses, respectively, on our cash flow hedges. In the period the forecasted hedged transactions occur, gains and losses are reclassified from accumulated other comprehensive income to the consolidated statement of operations as components of the revenue or expense items to which they relate. Hedge ineffectiveness is recorded directly to the consolidated statement of operations.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2008, we had financial derivative contracts in place for the following natural gas and oil volumes:

				Net Fair Value Asset (Liability)
Description	Type	Volumes	Price
			$/Unit	($000)
Oil (Bbl) – Gulf of Mexico
Remainder of 2008	Puts	625,600	$54.67	$12
2009	Puts	1,496,500	54.00	1,093
Remainder of 2008	Swaps	92,000	100.11	(660)
2009	Swaps	90,000	100.11	(60)

Natural Gas (MMBtu)
North Sea
Remainder of 2008	Swaps	690,000	$8.47	$(4,357)
2009	Swaps	5,892,250	7.92	(36,365)
2010	Swaps	450,000	8.45	(3,403)
Gulf of Mexico
Remainder of 2008	Swaps	310,000	9.86	736

As a result of the sale of the limited-term overriding royalty interest and changes in forecasts of production, during the second quarter 2008 we determined that it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we have de-designated some of these instruments as hedges, which resulted in reclassification of $40.5 million of net unrealized losses ($21.2 million after tax) from accumulated other comprehensive income to derivatives expense in the consolidated statement of operations. Subsequent changes to the fair value of these instruments will be reflected as derivatives income (expense) in the consolidated statement of operations. For the quarter and nine months ended September 30, 2008, we recognized income of $41.0 million and a loss of $9.2 million, respectively in derivatives income (expense) for changes in fair value of derivatives, that are not designated as cash flow hedges. At the beginning of the third quarter, we entered into oil collar derivatives as price hedges of future-year production. However, at the end of the quarter, we elected to terminate these instruments and realized a gain of $20.0 million in derivatives income.

Settlements on all of our commodity derivative instruments are included in cash flows from operating activities in our consolidated statement of cash flows.

We also manage our exposure to oil and natural gas price risks by periodically entering into fixed-price physical forward sale contracts. These physical contracts qualified and have been designated for the normal purchase and sale exemption under SFAS No. 133, as amended, and therefore are not recorded.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2008, we had fixed-price physical contracts in place for the following natural gas and oil volumes:

Period	Volumes	Average Fixed Price (1)
		$/Unit
Natural gas (MMBtu)
Gulf of Mexico:
Remainder of 2008	2,745,000	$8.48
2009	8,175,000	8.04
North Sea:
Remainder of 2008	3,680,000	$7.64
2009	2,700,000	7.39

Oil (Bbl) – Gulf of Mexico:
Remainder of 2008	890,000	$77.37
2009	2,736,750	76.01
2010	365,000	68.20
2011	273,000	68.20

(1)	Includes the effect of basis differentials.

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

Note 10 — Commitments and Contingencies

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

In the normal course of business we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At September 30, 2008 the aggregate amount of such contingent commitments was $12.0 million.

We are, from time to time, a party to various legal proceedings in the ordinary course of business. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the North Sea. Management reviews and evaluates separately the operations of its Gulf of Mexico segment and its North Sea segment. The operations of our segments include natural gas and liquid hydrocarbon production and sales. Segment activity for the three months and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

For the Three Months Ended –	Gulf of Mexico	North Sea	Total
September 30, 2008:
Revenues	$99,996	$18,351	$118,347
Depreciation, depletion and amortization	30,518	22,307	52,825
Income (loss) from operations	38,072	(11,491)	26,581
Interest income	578	501	1,079
Interest expense, net	26,606	—	26,606
Income tax (expense) benefit	(16,729)	11,195	(5,534)
Additions to oil and gas properties	221,809	(25,512)	196,297

September 30, 2007:
Revenues	$99,212	$17,526	$116,738
Depreciation, depletion and amortization	39,531	14,086	53,617
Impairment of oil and gas properties	4,028	—	4,028
Income (loss) from operations	28,526	(1,548)	26,978
Interest income	723	606	1,329
Interest expense, net	29,717	—	29,717
Income tax benefit	—	3,447	3,447
Additions to oil and gas properties	144,928	65,634	210,562

For the Nine months Ended –	Gulf of Mexico	North Sea	Total
September 30, 2008:
Revenues	$445,924	$91,166	$537,090
Depreciation, depletion and amortization	136,567	85,530	222,097
Income (loss) from operations	217,805	(18,092)	199,713
Interest income	1,337	1,614	2,951
Interest expense, net	78,904	65	78,969
Income tax (expense) benefit	(50,298)	31,558	(18,740)
Additions to oil and gas properties	594,071	17,795	611,866
Total assets	1,963,935	607,856	2,571,791

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007:
Revenues	$328,596	$66,642	$395,238
Depreciation, depletion and amortization	123,446	36,183	159,629
Impairment of oil and gas properties	9,798	—	9,798
Income from operations	106,784	13,003	119,787
Interest income	4,240	1,707	5,947
Interest expense, net	87,541	—	87,541
Income tax expense	—	2,597	2,597
Additions to oil and gas properties	504,302	188,097	692,399
Total assets	1,303,961	585,731	1,889,692

Note 12 — Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those measured on a recurring basis. We will adopt SFAS No. 157 with respect to asset retirement obligations and non-recurring impairments of oil and gas properties in the first quarter of 2009. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Measured based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our option pricing models are industry-standard and consider various inputs including forward commodity price estimates, volatility and time value of money.

Financial assets and liabilities are classified based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and determines the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes, according to their inputs, financial assets and liabilities that are being measured on a fair value basis at September 30, 2008 (in thousands):

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (liabilities) – net:
Gas swap contracts – U.K.	$—	$(44,125)
Oil and gas swap contracts – U.S.	16	—
Oil put contracts	—	1,105

Total	$16	$(43,020)

The following table sets forth a reconciliation of changes in the fair value of financial assets (liabilities) valued using inputs classified as Level 3 at September 30, 2008 (in thousands):

	Gas Swap Contracts – U.K.	Oil Put Contracts	Total
Balance at beginning of year	$(24,577)	$747	$(23,830)
Total loss included in other comprehensive income	(21,724)	—	(21,724)
Derivatives expense	(9,034)	358	(8,676)
Settlements	11,210	—	11,210

Balance at end of period	$(44,125)	$1,105	$(43,020)

Changes in unrealized income (loss) included in earnings relating to derivatives still held at September 30, 2008	$(7,159)	$372	$(6,787)

Note 13 — Subsequent Events

Sale of Interests in U.K. Properties

On October 23, 2008, we finalized a Sale and Purchase Agreement (the “S&P Agreement”) with EDF Production UK Limited (“EDF”) relating to the sale of 80% of our working interests in certain producing oil and gas properties, leasehold acreage and gathering infrastructures, all located in the U.K. sector of the North Sea at the Tors and Wenlock fields. The agreement provides for the acquisition to be effective as of July 1, 2008. The closing of the transaction is expected to occur by December 31, 2008, subject to customary closing conditions, including without limitation approval of the transaction by the U.K. Department of Energy and Climate Change. We currently own a 100% working interest in the Wenlock field and an 85% working interest in the Tors field.

The purchase price for these assets of £265.0 million (approximately $435.1 million as of October 23, 2008) was determined in arm’s-length negotiations and is subject to adjustment

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based on each party’s share of production proceeds received and expenses paid for periods before and after July 1, 2008 and other factors. The S&P Agreement contains customary representations and warranties. Either party may terminate the agreement if the closing has not occurred by December 31, 2008.

The parties also entered into a Call Option Agreement dated October 23, 2008 pursuant to which we granted to EDF the option to acquire the remaining 20% of our working interests in the Wenlock and Tors fields. The option may be exercised at any time after the later of December 1, 2008 or the closing date of the transaction contemplated by the S&P Agreement (“the Initial Exercise Date”) and the 60th day following the Initial Exercise Date. The minimum purchase price payable by EDF to us under the Call Option Agreement is £72.4 million (approximately $118.9 million as of October 23, 2008), subject to being increased based on natural gas prices on the day before the option is exercised.

Share Repurchase Program

In October 2008, we announced a share repurchase program for up to 3,500,000 shares of common stock at any time through the end of 2011.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

General

ATP Oil & Gas Corporation is engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. We seek to acquire and develop properties with proved undeveloped reserves that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. We may also acquire offshore lease blocks that surround our existing developments in order to expand our acreage position in the development. This expansion may add drilling opportunities, new reserves or production. We believe that our strategy of focusing on development with an occasional exposure to exploration opportunities near our existing developments provides assets for us without the risk, cost or time of traditional exploration.

We seek to create value and reduce operating risks through the acquisition and development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of common carrier oil and natural gas pipelines; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that are noncore or nonstrategic to their original owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe may offer greater reserve potential. Some projects may provide lower economic returns to a company due to changes in its cost structure or other constraints within that company. Also, timing, budget constraints or changes in a company’s ownership or management structure, may render a company unwilling or unable to develop a property before the expiration of the lease. Because of our cost structure, expertise in our areas of focus and ability to develop projects, the properties may be more financially attractive to us than the seller.

We focus on developing projects in the shortest time possible between initial major investment and first revenue generated in order to maximize our rate of return. Since we operate most of the properties in which we acquire a working interest, we are able to significantly influence the development concept and timing of a project’s development. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production. To enhance the economics of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis.

Third Quarter 2008 Highlights

Our financial and operating performance for the third quarter of 2008 included the following highlights:

•	Net income of $36.5 million or $1.03 per share;

•	Record nine-month production and revenues despite the impact of hurricanes Gustav and Ike;

•	Executed an agreement to sell 80% of certain assets in the U.K. North Sea for approximately $430 million, which represents significant progress toward our previously announced monetization program;

•	Continued progress on our 2008 development program.

Additional discussion of our expectations for 2008 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008 and 2007 we reported net income of $36.5 million and $2.3 million, or net income of $1.02 and $0.08 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exemption under Statement of Financial Accounting Standards (“SFAS”) No. 133 are also included in these amounts as well as the effects of financial cash flow price hedges. Deliveries under the fixed-price contracts are approximately 100% and 45% of our oil production for the three months ended September 30, 2008 and 2007, respectively. Approximately 92% and 46% of our natural gas production was sold under these fixed-price delivery contracts for the comparable periods. The proportion of production sold under fixed-price delivery contracts in the current quarter is so great due to the temporary impacts of hurricanes Gustav and Ike. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed. The table also reflects oil and gas production revenues from amortization of deferred revenue related to the second quarter 2008 sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Three Months Ended September 30,		% Change in 2008 from
	2008	2007	2007
Production:
Natural gas (MMcf)	7,267	8,021	(9)%
Oil and condensate (MBbl)	821	887	(7)%
Total (MMcfe)	12,190	13,343	(9)%
Revenues from production (in thousands):
Natural gas	$53,429	$58,276	(8)%

Effects of cash flow hedges	(230)	(118)
Amortization of deferred revenue	2,434	—	—

Total	$55,633	$58,158	(4)%

Oil and condensate	$53,510	$59,046	(9)%
Effects of cash flow hedges	(957)	(230)
Amortization of deferred revenue	10,161	—	—

Total	$62,714	$58,816	7%

Natural gas, oil and condensate	$106,939	$117,322	(9)%
Effects of cash flow hedges	(1,187)	(348)
Amortization of deferred revenue	12,595	—	—

Total	$118,347	$116,974	1%

Average realized sales price:
Natural gas (per Mcf)	$7.35	$7.27	1%
Effects of cash flow hedges (per Mcf)	(0.03)	(0.02)

Average realized price (per Mcf)	$7.32	$7.25	1%

Oil and condensate (per Bbl)	$65.18	$66.56	(2)%
Effects of cash flow hedges (per Bbl)	(1.17)	(0.26)

Average realized price (per Bbl)	$64.01	$66.30	(3)%

Natural gas, oil and condensate (per Mcfe)	$8.77	$8.79	—
Effects of cash flow hedges (per Mcfe)	(0.10)	(0.02)

Average realized price (per Mcfe)	$8.67	$8.77	(1)%

Revenues from production increased 1% in the third quarter of 2008 compared to the third quarter of 2007. During the period production decreased 9% compared to the third quarter of 2007 primarily due to the Gulf of Mexico hurricanes Gustav and Ike, partially offset by increased production from the Wenlock property in the U.K., which was brought online in the fourth quarter of 2007. Also during the period, average sales prices decreased 1% primarily due to $8.9 million paid to purchasers related to shortfalls of deliveries under fixed-price forward contracts. These decreases were virtually offset by deferred revenue recognized.

Lease Operating

Lease operating expense for the third quarter of 2008 increased to $24.7 million ($2.03 per Mcfe) from $21.2 million ($1.59 per Mcfe) in the third quarter of 2007. The increase was primarily attributable to the increased cost of chemicals and fuel. The per unit cost increased primarily due to the effect on fixed costs of the storm-related decrease in production. In third quarter 2008, lease operating expense per Mcfe in the Gulf of Mexico and the North Sea was $2.20 and $1.61, respectively. In the third quarter 2007, lease operating expense per Mcfe in the Gulf of Mexico and North Sea was $1.69 and $1.17, respectively.

General and Administrative

General and administrative expense for the third quarter of 2008 increased to $9.2 million from $7.6 million in the third quarter of 2007. The increase is primarily attributable to higher stock-based compensation costs and legal fees.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization (“DD&A”) expense decreased during the third quarter of 2008 to $52.8 million from $53.6 million for the third quarter of 2007. The decrease was due to the decreased production caused by Gulf of Mexico hurricanes Gustav and Ike noted above partially offset by an increased depletion rate. The average depletion rate increased 8% to $4.33 per Mcfe in the third quarter of 2008 compared to $4.02 per Mcfe in the third quarter of 2007. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties. The third quarter of 2008 DD&A rates for the Gulf of Mexico and North Sea were $3.51 per Mcfe and $6.38 per Mcfe, respectively. The third quarter of 2007 DD&A rates for the Gulf of Mexico and North Sea were $3.71 per Mcfe and $5.25 per Mcfe, respectively.

Impairment of Oil and Gas Properties

There have been no impairments during the third quarter of 2008. In the third quarter of 2007, we recorded an impairment of oil and gas properties totaling $4.0 million due to unfavorable operating performance on one property in the Gulf of Mexico.

Accretion of Asset Retirement Obligation

Accretion expense increased to $4.2 million in the third quarter of 2008 compared to 3.0 million in third quarter 2007 primarily due to increased asset retirement obligations associated with increased oil and gas property development and overall vendor price increases.

Loss on Abandonment

During the third quarter of 2008, we recognized an aggregate loss on abandonment of $0.9 million compared to $0.3 million in the third quarter of 2007.

Interest Expense

Interest expense decreased to $26.6 million for the third quarter of 2008 compared to $29.7 million for the third quarter of 2007 primarily due to the effect of lower interest rates on our floating-rate borrowings and $12.5 million of capitalized 2008 interest related to the construction of a floating production system at the Telemark Hub.

Derivatives Income (Expense)

Derivatives income in the third quarter of 2008 was $41.0 million (Gulf of Mexico, $27.3 million and North Sea, $13.7 million). At the beginning of the third quarter, we entered into oil collar derivatives as price hedges of future-year production. However, at the end of the quarter, we elected to terminate these instruments and realized a gain of $20.0 million in derivatives income. The balance of the derivatives income is related primarily to changes in fair value of derivatives not designated as cash flow hedges.

Income Taxes

We recorded income tax expense of $5.5 million and income tax benefit of $3.4 million during the quarter ended September 30, 2008 and 2007, respectively. The provision for each quarter results from the application of the expected annual tax rate in each jurisdiction applied to the year-to-date pre-tax income by jurisdiction, and takes into account permanent differences. Our estimated year-to-date effective tax rate for 2008 is 20.8% and for 2007 is 6.8%. In 2007 the provision was partially offset by the release of valuation allowance on the books related to our deferred tax assets in the United States jurisdiction.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

For the nine months ended September 30, 2008 and 2007 we reported net income of $71.5 million and $35.9 million, or $1.99 and $1.17 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exemption under SFAS No. 133 are also included in these amounts as well as the effects of financial cash flow price hedges. Deliveries under the fixed-price contracts are approximately 91% and 35% of our oil production for the nine months ended September 30, 2008 and 2007, respectively. Approximately 85%, and 48% of our natural gas production was sold under these fixed-price delivery contracts for the comparable periods. The proportion of production sold under fixed-price delivery contracts in the current year-to-date period is so great due to the temporary impacts of hurricanes Gustav and Ike. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed. The table also reflects oil and gas production revenues from amortization of deferred revenue related to the second quarter 2008 sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Nine months Ended September 30,		% Change in 2008 From
	2008	2007	2007
Production:
Natural gas (MMcf)	29,080	26,271	11%
Oil and condensate (MBbl)	3,857	2,926	32%
Total (MMcfe)	52,219	43,830	19%
Revenues from production (in thousands):
Natural gas	$247,050	$216,628	14%
Effects of cash flow hedges	(8,689)	917
Amortization of deferred revenue	3,843	—	—

Total	$242,204	$217,545	11%

Oil and condensate	$280,775	$177,341	58%
Effects of cash flow hedges	(2,394)	(1,320)
Amortization of deferred revenue	15,608	—	—

Total	$293,989	$176,021	67%

Natural gas, oil and condensate	$527,825	$393,969	34%
Effects of cash flow hedges	(11,083)	(403)
Amortization of deferred revenue	19,451	—	—

Total	$536,193	$393,566	36%

Average realized sales price:
Natural gas (per Mcf)	$8.50	$8.25	3%
Effects of cash flow hedges (per Mcf)	(0.30)	0.03

Average realized price (per Mcf)	$8.20	$8.28	(1)%

Oil and condensate (per Bbl)	$72.80	$60.60	20%
Effects of cash flow hedges (per Bbl)	(0.62)	(0.45)

Average realized price (per Bbl)	$72.18	$60.15	20%

Natural gas, oil and condensate (per Mcfe)	$10.11	$8.99	12%
Effects of cash flow hedges (per Mcfe)	(0.21)	(0.01)

Average realized price (per Mcfe)	$9.90	$8.98	10%

Revenues from production increased 36% in the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2008, our production increased 19% compared to the first nine months of 2007 primarily due to greater production in the Gulf of Mexico from the Gomez Hub and due to production from the Wenlock property in the U.K., which was brought online in the fourth quarter of 2007. The increased revenues were also attributable to a 10% increase in average realized sales price.

Lease Operating

Lease operating expense for the first nine months of 2008 increased to $73.1 million ($1.40 per Mcfe) from $62.3 million ($1.42 per Mcfe) in the first nine months of 2007. The increase was primarily attributable to the production increases noted above. The per unit cost has decreased primarily due to the effect of fixed costs. In the first nine months of 2008, lease operating expense per Mcfe in the Gulf of Mexico and the North Sea was $1.41 and $1.36, respectively. In the first nine months of 2007, lease operating expense per Mcfe in the Gulf of Mexico and North Sea was $1.39 and $1.57, respectively.

General and Administrative

General and administrative expense for the first nine months of 2008 increased to $27.3 million from $23.0 million in the first nine months of 2007. The increase is primarily attributable to higher stock-based compensation costs.

Depreciation, Depletion and Amortization

DD&A expense increased during the first nine months of 2008 to $222.1 million from $159.6 million for the first nine months of 2007. The increase was due to the increased production noted above and to an increased depletion rate. The average depletion rate increased 16% to $4.25 per Mcfe in the first nine months of 2008 compared to $3.64 per Mcfe in the first nine months of 2007. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties. During the first nine months of 2008, DD&A rates for the Gulf of Mexico and North Sea were $3.53 per Mcfe and $6.33 per Mcfe, respectively. The first nine months of 2007 DD&A rates for the Gulf of Mexico and North Sea were $3.44 per Mcfe and $4.57 per Mcfe, respectively.

Impairment of Oil and Gas Properties

There have been no impairments during the first nine months of 2008. In the first nine months of 2007, we recorded an impairment of oil and gas properties totaling $9.8 million due to unfavorable operating performance on one property in the Gulf of Mexico.

Accretion of Asset Retirement Obligation

Accretion expense increased to $12.8 million in the first nine months of 2008 compared to 9.0 million in the first nine months of 2007 primarily due to increased asset retirement obligations associated with increased oil and gas property development and overall vendor price increases.

Loss on Abandonment

During the first nine months of 2008, we recognized an aggregate loss on abandonment of $2.3 million compared to $0.4 million in 2007 due to unanticipated vendor price increases in the Gulf of Mexico.

Interest Expense

Interest expense decreased to $79.0 million for the first nine months of 2008 compared to $87.5 million for the first nine months of 2007 primarily due to $25.5 million of capitalized 2008 interest related to the construction of a floating production system at the Telemark Hub and lower overall interest rates and their effect on our floating-rate borrowings. This decrease was partially offset by interest related to the net $200.0 million increase in outstanding borrowings under our Term Loans beginning in the second quarter of 2007.

Derivatives Income (Expense)

Derivatives expense in the first nine months of 2008 was $9.2 million (Gulf of Mexico, $11.1 million gain and North Sea, $20.3 million loss). As a result of the limited-term overriding royalty interest and changes in forecasts of production, during the second quarter 2008 we determined that it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we have de-designated some of these instruments as hedges. Also, we have de-designated as a hedge the interest rate swap because we no longer expect it to be highly effective at offsetting the variability in the interest payments for the new Term Loans. The total expense related to de-designation of these cash flow hedges is $40.5 million. At the beginning of the third quarter, we entered into oil collar derivatives as price hedges of future-year production. However, at the end of the quarter, we elected to terminate these instruments and realized a gain of $20.0 million in derivatives income. The balance of the derivatives expense is related primarily to changes in fair value of derivatives no longer designated as cash flow hedges.

Loss on Debt Extinguishment

Loss on debt extinguishment in the first nine months of 2008 is $24.2 million. As discussed below, during the second quarter of 2008, we refinanced the Term Loans and Subordinated Notes and recorded losses for the remaining unamortized deferred financing costs, debt discount related to the retired debt and for repayment premiums associated with the Subordinated Notes.

Income Taxes

We recorded income tax expense of $18.7 million and $2.6 million during the nine months ended September 30, 2008 and 2007, respectively. The provision for each period results from the application of the expected annual tax rate in each jurisdiction applied to the year-to-date pre-tax income by jurisdiction, and takes into account permanent differences. Our estimated year-to-date effective tax rate for 2008 is 20.8% and for 2007 is 6.8%. In 2007 the provision was partially offset by the release of valuation allowance on the books related to our deferred tax assets in the United States jurisdiction.

Liquidity and Capital Resources

Under the Term Loans (as defined below), we have a $50.0 million revolving credit facility (“Revolver”), of which $31.0 was available as of September 30, 2008. At that date, we had a working capital deficit of approximately $14.9 million, a decrease of approximately $111.8 million from December 31, 2007. Working capital was negatively impacted by hurricanes Gustav and Ike, which has caused the deferral of production during the third quarter of 2008. Our credit agreement covenants specify a minimum liquidity ratio under which we include the availability under the Revolver, and exclude current maturities of long-term debt, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations. We were in compliance with all of our credit agreement covenants at September 30, 2008.

Historically, we have financed our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations and the sale of interests in selected properties. In the second quarter of 2008, we announced plans to offer for sale partial working interests in a number of our properties, both producing and under development. In October 2008, we announced the agreement to sell 80% of our working interests in two of our U.K. fields for £265.0 million (approximately $435.1 million as of October 23, 2008, the date of the Sale and Purchase Agreement). In addition, we granted the purchaser an option to purchase our remaining interests in these fields (see Note 13-Subsequent Events). We expect the sale to close by December 31, 2008. We intend to reduce our debt by up to $600.0 million with the expected proceeds from this and other such sales. We may also use discretionary cash flow to repurchase shares of common stock in accordance with our recently announced program.

We intend to continue to finance our near-term development projects utilizing cash on hand, asset sale proceeds net of debt repayments and the other potential sources of capital mentioned above. As operator of most of our projects under development, we have the ability to significantly control the timing of most of our capital expenditures. Coupled with that control, we believe our cash flows from operating activities and capital from other sources as noted above will enable us to meet our future capital requirements.

Cash Flows

	Nine months Ended
	September 30,
	2008	2007
Cash provided by (used in) (in thousands):
Operating activities	$253,348	$237,751
Investing activities	(447,797)	(622,797)
Financing activities	175,380	354,553

Cash provided by operating activities during the first nine months of 2008 and 2007 was $253.3 million and $237.8 million, respectively. Cash flow from operations increased primarily due to higher oil and gas production revenues during 2008 compared to 2007. The increase in sales revenue was attributable to higher oil and gas production and higher oil and gas prices during 2008.

Cash used in investing activities was $447.8 million and $622.8 million during the first nine months of 2008 and 2007, respectively. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $406.1 million and $138.1 million, respectively, in the first nine months of 2008. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $166.2 million and $470.4 million, respectively, in the first nine months of 2007. During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million.

Cash provided by financing activities was $175.4 million and $354.6 million during first the nine months of 2008 and 2007, respectively. Payments of long-term debt for the first nine months of 2008 are primarily comprised of $1,202.2 million of repayment of borrowings under our former credit agreement and of $199.5 million related to our former subordinated notes. Proceeds from long-term debt are comprised of $1,593.4 million (net of issuance costs) of proceeds from the Term Loans. During the first nine months of 2007, financing cash flows were primarily due to the increase in our former term loans and former subordinated notes of $561.1 million (net of issuance costs), partially offset by the aggregate $208.5 million repayments of our former second lien term loans and other debt payments.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Term Loans (includes unamortized discount of $38,483 as of September 30, 2008)	$1,608,892	$1,202,154
Subordinated Notes	—	201,857

Total	1,608,892	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,598,392	$1,391,846

We entered into a new senior secured term loan facility, effective June 27, 2008 (collectively, the “Term Loans”). Proceeds of the Term Loans were used to refinance the $1.2 billion senior secured term loan scheduled to mature in April 2010 and $210.0 million of unsecured subordinated notes scheduled to mature in September 2011, and for general corporate purposes. Key components of the Term Loans included a tranche of $1.05 billion, maturing July 2014, and a tranche of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V. We have a $50.0 million revolving credit facility (of which $31.0 million was available as of September 30, 2008).

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

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of net proceeds from all Asset Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility.

Capitalized terms in the foregoing restrictions and covenants have the meaning set forth in the credit agreement dated June 27, 2008, which is Exhibit 10.2 to this document. We were in compliance with our credit agreement covenants at September 30, 2008.

Contractual Obligations

The following table summarizes certain contractual obligations at September 30, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,647,375	$10,500	$621,000	$267,750	$748,125
Interest on long-term debt (2)	586,215	139,692	242,707	171,137	32,679
Other trade commitments	280,370	121,620	158,750	—	—
Noncancelable operating leases	4,530	1,204	1,815	1,116	395

Total contractual obligations	$2,518,490	$273,016	$1,024,272	$440,003	$781,199

(1)	Long-term debt in future periods includes amortization of discount.
(2)	Interest is based on rates and principal repayments in effect at September 30, 2008.

Our liabilities also include asset retirement obligations (“ARO”) ($19.1 million current and $167.8 million long-term) that represent the amount at September 30, 2008 of our obligations with respect to the retirement/plugging and abandonment of our oil and gas properties. The ultimate settlement amounts and the timing of the settlements of such obligations are unknown because they are subject to, among other things, federal, state and local regulation, economic and operational factors. Consequently, ARO is not reflected in the table above.

Commitments and Contingencies

Management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for a long time. We are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of ATP’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management is not aware of any amounts that need to be recorded and believes that the recorded amounts, if any, are reasonable. See Note 10 to the consolidated financial statements for additional discussion of commitments and contingencies.

Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Annual Report on Form 10-K includes a discussion of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates on our Term Loans in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources, and on the earnings from cash and cash equivalents. See the discussion of our Term Loans in Note 6 to the consolidated financial statements.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps, put options and fixed-price physical contracts to hedge our commodity prices. See Derivative Instruments and Risk Management Activities in Note 9 to the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2008 (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer have concluded that ATP’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to ATP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 1A.    Risk Factors

For additional information about the risk factors facing the Company, see Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The global financial crisis may materially and adversely impact our financial condition and results of operations in amounts and ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our industry, our business and our financial condition. This stress in the markets may cause us to face greater challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise financing, impairing our ability to react to changing economic and business conditions, or modifying or interrupting our business plans. The current economic situation could lead to reduced demand for oil and natural gas, or lower prices for oil and natural gas, or both, which could have a negative impact on our revenues, the value of our assets and our ability to meet our obligations. Further, the economic situation could also impact our lenders, customers and hedging counterparties and may cause them to fail to meet their obligations to us with little or no warning.

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

*10.1	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd, as amended and restated on October 23, 2008.

*10.2	Call Option Agreement between EDF Production UK Ltd and ATP Oil & Gas (UK) Limited, as amended and restated on October 23, 2008.

†10.3	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

10.4

Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

†10.5	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.6	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.16	Employment Agreement between ATP and George R. Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2002.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

†	Management contract or compensatory plan or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date: November 7, 2008	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer