Form 10-K
period 2008-12-31
ATP OIL & GAS CORP
filed 2009-03-13
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32647

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

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1.096 billion. The number of shares of the Registrant’s common stock outstanding as of February 5, 2009 was 36,017,614.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of ATP Oil & Gas Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

2008 FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Statements

As used in this Annual Report on Form 10-K, the terms “ATP”, “we”, “us”, “our” and similar terms refer to ATP Oil & Gas Corporation and its subsidiaries, unless the context indicates otherwise.

This annual report includes assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We caution that assumptions, expectations, projections, intentions and beliefs about future events may and often do vary from actual results and the differences can be material.

All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to:

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

PV-10, a non-GAAP measure, is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), after deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions.) We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure.

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

At December 31, 2008, we had estimated net proved reserves of 713.6 Bcfe, of which approximately 449.6 Bcfe (63%) were in the Gulf of Mexico and 264.0 Bcfe (37%) were in the North Sea. Year-end reserves were comprised of 65.3 MMBbls of oil (55%) and 321.7 Bcf of natural gas (45%). The majority of our oil reserves (61%) are located in the Gulf of Mexico. Our natural gas reserves are split between the Gulf of Mexico (66%) and the North Sea (34%). Of our total proved reserves, 73.6 Bcfe (11%) were producing, 37.8 Bcfe (5%) were developed and not producing and 602.2 Bcfe (84%) were undeveloped. The estimated PV-10 of our proved reserves at December 31, 2008 was $1.3 billion. See “Item 2. Properties – Oil and Natural Gas Reserves” for a reconciliation to our standardized measure of discounted future net cash flows.

At December 31, 2008, we owned leasehold and other interests in 77 offshore blocks, 41 platforms and 129 wells, including 22 subsea wells, in the Gulf of Mexico. We operate 111 (86%) of these wells, including all of the subsea wells, and 78% of our offshore platforms. We also had interests in 10 blocks and three company-operated subsea wells in the North Sea. Our average working interest in our properties at December 31, 2008 was approximately 76%.

Our Business Strategy

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of oil and natural gas pipelines and production/processing platforms; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that are noncore or nonstrategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects they believe will offer greater reserve potential. Some projects may provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. With our cost structure and acquisition strategy, it is not unusual for us to have an acquisition cost of a property that is less than the total costs of the previous owner. This strategy coupled with our expertise in our areas of focus and our successful ability to develop projects may make the acquired oil and gas properties more financially attractive to us than the seller. Given our strategy of acquiring properties that contain proved reserves or where previous drilling indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

By focusing on properties that are not strategic to other companies, we are able to minimize up-front acquisition costs and concentrate available capital on the development phase of these properties. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. For the three year period ended December 31, 2008, we have added 196.4 Bcfe of proved oil and natural gas reserves through acquisitions at a total cost of $83.5 million. Development costs for the same period were approximately $2,262.1 million or 87% of oil and gas capital expenditures. Additional detail of our costs incurred and changes in reserve estimates is set forth in “Supplemental Disclosures About Oil and Gas Producing Activities,” near the end of this report.

Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the plans and timing of a project’s development. In addition, practically all of our properties have already defined the targeted reservoirs, which eliminates the time necessary in typical exploration efforts to locate and determine the extent of oil and gas reservoirs. Without the exploration time constraint, we focus on developing projects in the shortest time possible between initial significant investment and first revenue generated in order to maximize our rate of return. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production.

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

•

Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2008, we operated all of our properties under development, all of our subsea wells and 80% of our offshore platforms.

•

Employee Ownership. Through employee ownership of company stock, we have assembled a staff whose business decisions are aligned with the interests of our shareholders. As of February 5, 2009, our executive officers and directors own approximately 20% of our common stock.

•	Inventory of Projects. We have a substantial inventory of properties to develop in both the Gulf of Mexico and the North Sea.

Marketing and Delivery Commitments

We sell oil and natural gas production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. The price received by us for such production can fluctuate widely. Changes in the prices of oil and natural gas will affect our proved reserves as well as our revenues, profitability and cash flow. Additionally, involuntary curtailment of our natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell our natural gas or oil production.

Historically, we have sold our oil and natural gas production to a relatively small number of purchasers. Due to the nature of oil and natural gas markets and because oil and natural gas are commodities and there are numerous purchasers in the areas in which we sell production, we do not believe the loss of a single purchaser, or a few purchasers, would materially affect our ability to sell our production. For the year ended December 31, 2008, revenues from four purchasers accounted for 32%, 32%, 17% and 10%, respectively, of oil and gas production revenues.

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

The Outer Continental Shelf Lands Act, also known as “OCSLA,” requires that all pipelines operating on or across the Outer Continental Shelf (“OCS”) provide open-access, nondiscriminatory service. Previously the FERC enforced this provision pursuant to its authority under both the Natural Gas Act and the Outer Continental Shelf Lands Act. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines. In 2003, the courts determined that the FERC had only limited authority to enforce its open access rules on the OCS and decided, instead, that such authority primarily rested with others, including the Department of the Interior. The U.S. Minerals Management Service (“MMS”), within the Department of the Interior, has jurisdiction under OCSLA to ensure that all shippers seeking service on OCS pipelines transporting oil or gas pursuant to MMS-granted easements or rights-of-way receive open and non-discriminatory access to such transportation. In furtherance of this mandate, MMS, in 2008, issued regulations establishing a process for a shipper transporting oil or gas production from OCS leases to follow if it believes it has been denied open and non-discriminatory access to pipelines on the OCS and the remedies that MMS may impose on a transporter that MMS has determined to have denied open or non-discriminatory access to an OCS shipper.

Additional proposals and proceedings that might affect the natural gas industry are pending before FERC and the courts. For example, the Federal Energy Policy Act, signed into law in August 2005, contains various provisions designed to increase the level of competition and transparency in FERC-regulated natural gas markets (e.g. one such provision implemented by FERC in its regulations makes market-based rate authority generally available to new interstate natural gas storage facilities). Those provisions are now in various stages of implementation by FERC. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

Federal Leases. All of our oil and gas reserves in the Gulf of Mexico are located on federal oil and natural gas leases, which are administered by the MMS pursuant to the Outer Continental Shelf Lands Act. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation, operation, and removal of all production facilities.

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

The Oil Pollution Act of 1990, also known as “OPA,” and related regulations impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for the costs of cleaning up an oil spill and for a variety of public and private damages resulting from a spill. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by a party’s gross negligence or willful misconduct, a violation of a federal safety, construction or operating regulation, or a failure to report a spill or to cooperate fully in a cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75.0 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act of 1990.

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under this Act, parties responsible for offshore facilities must provide financial assurance of at least $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to address oil spills and associated damages, with this financial assurance amount increasing up to $150.0 million in certain limited circumstances depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations. The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse affect on us.

We are also regulated by the Clean Water Act, which prohibits any discharge of pollutants into waters of the U.S. except in conformance with discharge permits issued by federal or state agencies. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for stormwater discharges. Costs may be associated with the treatment of wastewater or developing and implementing stormwater pollution prevention plans. We are also subject to similar state and local water quality laws and regulations for any production or drilling activities that occur in state coastal waters. Failure to comply with the ongoing requirements of the Clean Water Act or analogous state laws may subject a responsible party to administrative, civil or criminal enforcement actions and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damage resulting from the release. We have obtained, and are in material compliance with, the discharge permits necessary for our operations.

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

The Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, responsible persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While petroleum and natural gas liquids are specifically excepted from the definition of “hazardous substance,” other wastes generated during oil and gas exploration and production activities may give rise to cleanup liability under CERCLA. We do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

The Safe Drinking Water Act (“SDWA”) regulates the underground injection of fluid (such as the reinjection of brine produced and separated from oil and natural gas production) through a well. The SDWA of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled and certain wastes, absent an exemption, cannot be injected into underground injection control wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

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

Regulation of Natural Gas and Oil Production. Pursuant to the Petroleum Act 1998, all natural gas and oil reserves contained in properties located in the U.K. are the property of the U.K. government. The development and production of natural gas and oil reserves in the U.K. Sector - North Sea requires a petroleum production license granted by the U.K. government. Prior to developing a field, we are required to obtain from the Secretary of State for Energy and Climate (the “Secretary of State”) a consent to commence field development. We would be required to obtain the consent of the Secretary of State prior to transferring an interest in a license.

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

Environmental Regulations. Our operations are subject to environmental laws and regulations imposed by both the European Union and the U.K. government. The offshore industry in the U.K. is regulated with regard to the environment before and during the conduct of exploration and production activities. The licensing regime seeks to employ a preventive and precautionary approach. This is evident in the consultation which takes place before a U.K. licensing round begins, whereby the Secretary of State, acting through the Department of Energy and Climate Change, will consult with various public bodies having responsibility for the environment. Applicants for production licenses are required to submit a statement of the general environmental policy of the operator in respect of the contemplated license activities and a summary of its management systems for implementation of that policy and how those systems will be applied to the proposed work program. In addition, the Offshore Petroleum Production and Pipe-lines (Assessment of Environmental Effects) Regulations 1999, require the Secretary of State to exercise his licensing powers under the Petroleum Act 1998 in such a way to ensure that an environmental assessment is undertaken and considered before consent is given to certain projects.

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

Employees

At December 31, 2008 we had 53 full-time employees in our Houston office, 8 full-time employees in our U.K. office and 2 full-time employees in our Netherlands office. None of our employees is covered by a collective bargaining agreement. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

Available Information

Our Internet website is www.atpog.com and you may access, free of charge, through the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report. Also, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and other information about the Company. The Company will provide a copy of the Form 10-K annual report upon the written request of any shareholder.

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

We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding development and exploration of our oil and gas reserves, acquisitions and abandonment of oil and gas properties and to meet our debt service obligations. Cash paid for capital expenditures for oil and gas properties was approximately $917.5 million, $849.5 million, and $577.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Development and exploration costs accounted for 100%, 96% and 94%, respectively, of the total capital expenditures during those three years. During 2009, we plan to finance anticipated expenses, debt service, development, exploration, acquisition and abandonment requirements with available cash, funds generated by operating activities and potentially net cash proceeds from the sales of assets.

We have been dependent on debt and equity financing to fund our cash needs that were not funded from operations or the sale of assets. Since mid 2008, the capital markets in the United States and the remainder of the world have been in disarray. There have been few capital market transactions completed and those that have been completed have been very expensive compared to historical levels. In addition, low commodity prices, production problems, disappointing drilling results and other factors beyond our control could reduce our funds from operations and may restrict our ability to obtain additional financing or to pay interest and principal on our debt obligations. Furthermore, we have incurred losses in the past that may affect our ability to obtain financing. Quantifying or predicting the likelihood of any or all of these occurring is difficult in the current domestic and world economy. For these reasons, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is required but not available on acceptable terms, we would curtail our acquisition, drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

The global financial crisis may materially and adversely impact our financial condition and results of operations in amounts and ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our industry, our business and our financial condition. This stress in the markets may cause us to face greater challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise capital, impairing our ability to react to changing economic and business conditions, or modifying or interrupting our business plans. The current economic situation could lead to reduced demand for oil and natural gas, or lower prices for oil and natural gas, or both, which could have a negative impact on our revenues, the value of our assets and our ability to meet our obligations. Further, the economic situation could also impact our lenders, customers and hedging counterparties and may cause them to fail to meet their obligations to us with little or no warning.

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

Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. For example, oil and natural gas prices increased significantly in late 2000 and early 2001 and then steadily declined in 2001. This phenomenon occurred again beginning in 2004 when oil began to climb reaching an all-time high in mid 2008. By the end of 2008, oil had lost nearly two thirds of its value dropping from a high of $146 per barrel in July 2008 to a close of $45 per barrel in December 2008. Among the factors that have caused and may continue to cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply of oil and natural gas;

•	the devaluation and subsequent revaluation of the U.S. dollar against other currencies;

•	weather conditions;

•	domestic and foreign governmental regulations and lack of regulations;

•	speculation by non-energy companies buying and selling commodities with no intention to receive physical delivery;

•	political conditions in natural gas or oil producing regions;

•	the ability or inability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

•	price and availability of alternative fuels.

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

Our trade payables, related interest payment requirements and scheduled debt maturities may have important negative consequences. For instance, they could:

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

Our ability to satisfy our financial obligations and commitments depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations. The inability to meet our financial obligations and commitments will impede the successful execution of our business strategy and the maintenance of our economic viability.

Our debt instruments impose restrictions on us that may affect our ability to successfully operate our business.

During June 2008, we, Credit Suisse (as Administrative Agent and Collateral Agent for the lenders) and the lenders named therein entered into a new senior secured term loan facility (“Term Loans”). The terms of the Term Loans require us to comply with certain covenants. Capitalized terms are defined in the Term Loans. The covenants include:

•	Minimum Current Ratio of 1.0 to 1.0;

•	Ratio of Total Net Debt to the Consolidated EBITDAX of not greater than 3.0 to 1.0 at the end of each quarter;

•	Ratio of Consolidated EBITDAX to Consolidated Interest Expense of not less than 2.5 to 1.0 for any four consecutive fiscal quarters;

•

Ratio of pre-tax PV-10 of our total Proved Developed Producing oil and gas reserves using the average of future oil and gas prices for the next three years, to Total Net Debt of at least 0.5 to 1.0 at June 30 and December 31 of any fiscal year;

•

Ratio of pre-tax PV-10 of our Total Proved oil and gas reserves plus 50% of our pre-tax probable oil and gas reserves, both using the average of future oil and gas prices for the next three years, to Total Net Debt of at least 2.5 to 1.0 at June 30 or December 31 of any fiscal year;

•

Commodity Hedging Agreements, based on forecasted production attributable to our proved developed producing reserves of (i) 60% of the projected PDP production from the Oil and Gas Properties of the Borrower and the Subsidiaries for the succeeding twelve calendar months on a rolling twelve calendar month basis and (ii) 40% of such projected PDP production on a rolling basis for the twelve calendar month period subsequent to the twelve calendar month period;

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of Net Cash Proceeds from all Asset Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility;

•	Restrictions on certain types of payments including dividends or open market purchases of common stock.

These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. We were in compliance with the financial performance and the non-financial covenants applicable to our Term Loans at December 31, 2008. If we are unable to meet the requirements of our Term Loans or any new financial transaction that we may enter into, we may be required to seek waivers from our lenders and there is no assurance that such waivers would be granted.

Our actual development results are likely to differ from our estimates of our oil and gas reserves. We may experience production that is less than estimated and development costs that are greater than estimated in our reserve reports. Such differences may be material.

Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves may not be accurate. Additionally, approximately 84% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the development costs may exceed our estimates, any of which may materially affect our financial position and results of operations. Development activity may result in downward adjustments of reserves or higher than estimated costs.

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

The size of our operations and our capital expenditure budget limits the number of properties that we can develop in any given year. Complications in the development of any single material well or infrastructure installation may result in delays that would adversely effect our financial condition and results of operations. For instance, during 2008, we experienced production delays and increased costs at our High Island A-589 project in the Gulf of Mexico. During 2006 and 2007, we experienced production delays and increased development costs in connection with the development of our Tors wells in the North Sea.

In addition, relatively few wells contribute a substantial portion of our production. If we were to experience operational problems or adverse commodity prices resulting in the curtailment of production in any of these wells, our total production levels would be adversely affected, which would have a material adverse effect on our financial condition and results of operations. For example, during September 2008, Hurricane Ike caused wide-spread damage to many pipelines in the Gulf of Mexico. While our facilities suffered only minimal damage, production curtailments resulting from damages to third party infrastructure, especially downstream of the Gomez Hub, significantly impacted our cash flows for several months.

Our price risk management decisions may reduce our potential gains from increases in commodity prices and may result in losses.

We utilize derivative instruments and fixed-price forward sales contracts with respect to a portion of our expected production, generally not less than 40% or more than 80% of such production in order to manage our exposure to oil and natural gas price volatility. These instruments expose us to risk of financial loss if:

•	production is less than expected for forward sales contracts;

•	the counterparty to the derivative instrument defaults on its contract obligations; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and the fixed-price forward sales contract and actual prices received.

Our results of operations may be negatively impacted in the future by our derivative instruments and fixed-price forward sales contracts as these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas.

The unavailability or increased cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute on a timely basis our development plans and abandonment operations within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could have a material adverse effect on our business, financial condition and results of operations. Increased drilling activity in the Gulf of Mexico and the North Sea decreases the availability of offshore rigs and associated equipment. In periods of increased drilling activity in the Gulf of Mexico and the North Sea, we may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. These costs may increase further and necessary equipment and services may not be available to us at economical prices. For the years ended December 31, 2008, 2007 and 2006, we recorded losses on abandonment of $13.3 million, $18.6 million and $9.6 million, respectively, primarily as a result of unanticipated increases in service costs in the Gulf of Mexico.

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

The net assets, net earnings and cash flows from our wholly owned subsidiaries in the U.K. and the Netherlands are based on the U.S. dollar equivalent of such amounts measured in the applicable local currency. These foreign operations have the potential to impact our financial position due to fluctuations in exchange rates. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. We currently have no derivatives or other financial instruments in place to hedge the risk associated with the movement in foreign currency exchange rates.

The oil and natural gas business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development activities may be unsuccessful for many reasons, including cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. A variety of factors, both technical and market-related, can cause a well to become uneconomic or only marginally economic. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

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

Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than production from reservoirs in many other producing regions of the world. As of December 31, 2008, we projected normalized decline rates of 32% for gas and 45% for oil in our Gulf of Mexico undeveloped deepwater fields. While this results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production, we must incur significant capital expenditures to replace declining production.

We may not be able to identify or complete the acquisition of properties with sufficient reserves or reservoirs to implement our business strategy. As we produce our existing reserves, we must identify, acquire and develop properties through new acquisitions or our level of production and cash flows will be adversely affected. The availability of properties for acquisition depends largely on the divesting practices of other oil and natural gas companies, commodity prices, general economic conditions and other factors that we cannot control or influence. A substantial decrease in the availability of oil and gas properties that meet our criteria in our areas of operation, or a substantial increase in the cost to acquire these properties, would adversely affect our ability to replace our reserves.

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

If management’s estimates of the recoverable reserves on a property are revised downward, if development costs exceed previous estimates or if oil and natural gas prices decline, we may be required to record additional noncash impairment write-downs in the future, which would result in a negative impact to our financial position and earnings. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. We perform an impairment analysis whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting estimated future costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. Any impairment charge incurred is recorded in accumulated depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. We recorded impairments during the years ended December 31, 2008, 2007 and 2006 totaling $124.7 million, $34.1 million and $18.5 million, respectively, on certain proved Gulf of Mexico shelf properties, primarily due to reduced commodity prices and reductions in estimates of recoverable reserves. Impairments of unproved properties were $0.4 million, $0.2 million and $1.0 million 2008, 2007 and 2006, respectively, related to surrendered leases.

Management’s assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as commodity price forecasts change, so too will the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

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

Competition in our industry is intense, and we are smaller than some of our competitors in the Gulf of Mexico and in the North Sea.

We compete with major and independent oil and natural gas companies for property acquisitions. We also compete for the equipment and labor required to operate and to develop these properties. Some of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for oil and natural gas properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2008, we had 22 engineers, geologist/geophysicists and other technical personnel in our Houston office, three engineers, geologist/geophysicists and other technical personnel in our U.K. location and one engineer in our Netherlands office. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

Members of our management team own a significant amount of common stock, giving them influence in corporate transactions and other matters, and the interests of these individuals could differ from those of other shareholders.

Members of our management team beneficially own approximately 20% of our outstanding shares of common stock. As a result, these shareholders are in a position to significantly influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence may delay or prevent a change of control and may adversely affect the voting and other rights of other shareholders.

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

As discussed above, development, production and sale of oil and natural gas in the Gulf of Mexico and in the North Sea are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations.

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

General

We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. At December 31, 2008, we owned leasehold and other interests in 77 offshore blocks, 41 platforms and 129 wells, including 22 subsea wells, in the Gulf of Mexico. We operate 111 (86%) of these wells, including all of the subsea wells, and 78% of our offshore platforms. We also had interests in 10 blocks and three company-operated subsea wells in the North Sea. Our average working interest in our properties at December 31, 2008 was approximately 76%. As of December 31, 2008, we had leasehold interests located in the Gulf of Mexico and North Sea covering approximately 412,000 gross and 307,836 net acres, respectively, of which 255,638 gross acres (158,386 net acres) were developed.

Gulf of Mexico

Acquisitions – During 2008 we acquired in the Gulf of Mexico a 100% working interest in Mississippi Canyon (“MC”) Block 304, now part of our Canyon Express Hub, and DeSoto Canyon Block 355, immediately east of the Canyon Express area. We also acquired a 55% working interest in Green Canyon Blocks 299 and 300 (collectively, “Clipper”). Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863, and Atwater Valley Blocks 19 and 62 by the MMS. The Atwater Valley blocks are now part of our Telemark Hub. The total cash paid for these acquisitions was $1.8 million.

Development – On the Gulf of Mexico Shelf during 2008, we drilled and completed six development wells. Our working interest ranged from 75% to 100% in these wells. Two of the wells are at High Island A 589 and one well is at South Marsh Island 190. In addition, at the end of 2007 three wells were being drilled, each of which was completed and placed on production during 2008.

The Gomez Hub in the Gulf of Mexico deepwater, comprised of MC Blocks 711, 754, 755 and 800, continues to be the largest contributor to production. Hurricanes Gustav and Ike did not inflict significant damage on the ATP Innovator, the production platform that services Gomez. However, these hurricanes did severely damage a third-party pipeline that serves as the gas sales pipeline for Gomez. Consequently, from August 29, 2008 until January 19, 2009, Gomez production was significantly curtailed. Once the pipeline was restored to service, Gomez resumed production without curtailment. The impact of the delayed sales revenue due to the prolonged outage of the third-party pipeline was partially mitigated by our loss of production income insurance proceeds. During 2008, two exploratory wells were drilled at Gomez, one each at MC 754 and MC 800. Each well encountered the targeted zones and are scheduled to be placed on production by the end of 2009. We have a 25% and a 10% working interest, respectively, in these wells. We also began a side track drilling operation on one well at MC 711. This well encountered its targeted reservoir and is expected to begin producing during the first quarter of 2009. We operate MC 711 with a 100% working interest.

Development activities continued in 2008 at our Telemark Hub in the deepwater Gulf of Mexico. Construction of the ATP Titan – a floating drilling and production platform and our first MinDOC – was nearly complete at December 31, 2008 and it is scheduled for sail-out and mooring in mid-2009. The ATP Titan has a design capacity of 25 MBbls of oil per day, 60 MMcf of gas per day and a useful life of 40 years. In the northern part of the Telemark Hub, the initial drilling of three wells was performed in the third quarter of 2008 at Mirage (Mississippi Canyon Block 941) and Morgus (Mississippi Canyon Block 942). The ATP Titan will be moored initially at Mirage/Morgus to complete the drilling of the three wells and to serve as the production platform for the life of the reserves.

North Sea

Acquisitions – In the U.K. Sector of the North Sea, we were preliminarily awarded Block 9/21a by the Department of Energy and Climate Change (DECC). Block 9/21a contains a heavy oil discovery and is located in the northern North Sea approximately 100 kilometers south of our Cheviot property. ATP applied for this block in the 25th U.K. Licensing Round and, if we are awarded the lease by the DECC, there will not be a license fee at inception of the license. We will be operator with a 50% working interest.

Development – In the North Sea, we began drilling one development well in the fourth quarter of 2008 which was still being drilled at December 31, 2008. This well was put on production in March 2009. In December 2008, we sold 80% of our working interest in Wenlock and Tors. We operate Wenlock and Tors with a 20% and 17% working interest, respectively.

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

The following table presents our estimated net proved oil and natural gas reserves at December 31, 2008 based on reserve reports prepared by independent petroleum engineers Ryder Scott Company, L.P., Collarini Associates and DeGolyer and MacNaughton for our Gulf of Mexico reserves, Collarini Associates for our U.K. reserves and Ryder Scott Company, L.P. for our Netherlands reserves.

	Proved Reserves
	Developed	Undeveloped	Total
Gulf of Mexico
Natural gas (MMcf)	57,645	153,114	210,759
Oil and condensate (MBbls)	7,578	32,232	39,810
Total proved reserves (MMcfe)	103,118	346,505	449,623

North Sea
Natural gas (MMcf)	8,233	102,753	110,986
Oil and condensate (MBbls)	4	25,498	25,502
Total proved reserves (MMcfe)	8,258	255,741	263,999

Total
Natural gas (MMcf)	65,878	255,867	321,745
Oil and condensate (MBbls)	7,582	57,730	65,312
Total proved reserves (MMcfe)	111,376	602,246	713,622

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

During December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•

Economic producibility of oil and gas reserves must be calculated using the unweighted arithmetic average of the first day of the month price for each month within the prior 12-month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities;”

•

Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•

Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•

Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

We are currently evaluating the potential impact of adopting the Final Rule.

At December 31, 2008 our standardized measure of discounted future net cash flows was $1.1 billion. The present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum, (“PV-10”) is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2008. PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure. Our PV-10 measure and the standardized measure of discounted future net cash flows (shown below in thousands) do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future net cash flows, before income taxes	$1,275,116
Future income taxes, discounted at 10%	(147,034)

Standardized measure of discounted future net cash flows	$1,128,082

Significant Properties

The following table sets forth additional information on our most significant properties as of December 31, 2008:

Field	Development Location	Net Total Proved Reserves MMcfe	2008 Net Production MMcfe	Average WI%	Expected First Production
Canyon Express Hub (1)	GOM	52,750	3,890	49	Producing
Cheviot	N. Sea	238,549	—	100	2011
Gomez Hub (1)	GOM	102,981	27,603	87	Producing
Telemark Hub	GOM	189,098	—	100	2010

(1)	Contains both shut-in reserves and undeveloped reserves, both of which are scheduled to be on production in 2009.

Drilling Activity

The following table shows our drilling and well completion activity. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in such wells.

	Gulf of Mexico			North Sea
	2008	2007	2006	2008	2007	2006
Gross Development Wells:
Productive	6.0	4.0	3.0	—	2.0	2.0
Nonproductive	—	—	—	—	—	—

Total	6.0	4.0	3.0	—	2.0	2.0

Net Development Wells:
Productive	5.5	4.0	2.8	—	1.9	1.7
Nonproductive	—	—	—	—	—	—

Total	5.5	4.0	2.8	—	1.9	1.7

Gross Exploratory Wells:
Productive	2.0	3.0	4.0	—	1.0	—
Nonproductive	—	1.0	—	—	—	—

Total	2.0	4.0	4.0	—	1.0	—

Net Exploratory Wells:
Productive	0.4	3.0	2.2	—	0.9	—
Nonproductive	—	1.0	—	—	—	—

Total	0.4	4.0	2.2	—	0.9	—

Total Gross Wells:
Productive	8.0	7.0	7.0	—	3.0	2.0
Nonproductive	—	1.0	—	—	—	—

Total	8.0	8.0	7.0	—	3.0	2.0

Total Net Wells:
Productive	5.9	7.0	5.0	—	2.8	1.7
Nonproductive	—	1.0	—	—	—	—

Total	5.9	8.0	5.0	—	2.8	1.7

At December 31, 2008 the following were in the process of being drilled: 4.0 gross development wells (4.0 net wells) and 1.0 gross development well (0.2 net wells) in the Gulf of Mexico and North Sea, respectively.

Productive Wells

The following table presents the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2008:

	Gulf of Mexico	North Sea	Total
Gross
Natural gas	33.0	7.0	40.0
Oil	13.0	—	13.0

Total	46.0	7.0	53.0

Net
Natural gas	20.8	1.9	22.7
Oil	9.0	—	9.0

Total	29.8	1.9	31.7

At December 31, 2008, we had two gross natural gas wells with multiple completions.

Acreage

The following table summarizes our developed and undeveloped acreage holdings at December 31, 2008. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

	Developed (1)		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf of Mexico	195,992	142,468	136,607	129,695	332,599	272,163
North Sea	59,646	15,918	19,755	19,755	79,401	35,673

Total	255,638	158,386	156,362	149,450	412,000	307,836

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

The terms of leases on undeveloped acreage are scheduled to expire as shown in the table below. The term of a lease may be extended by drilling and production operations.

Year Ending December 31,:	Gulf of Mexico		North Sea		Total
	Gross	Net	Gross	Net	Gross	Net
2009	14,447	11,855	11,703	11,703	26,150	23,558
2010	41,520	41,520	—	—	41,520	41,520
2011	17,280	17,280	—	—	17,280	17,280
2012 & beyond	63,360	59,040	8,052	8,052	71,412	67,092

Total	136,607	129,695	19,755	19,755	156,362	149,450

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 36,017,614 shares of common stock and no shares of preferred stock outstanding as of February 5, 2009. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ATPG. The number of holders of our common stock as of February 5, 2009 is 15,384. The following table sets forth the range of high and low sales prices for the common stock as reported on the NASDAQ Global Select Market for the periods indicated below. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2007:
1st Quarter	$43.65	$35.15
2nd Quarter	49.00	37.46
3rd Quarter	49.39	38.44
4th Quarter	57.58	43.19

2008:
1st Quarter	$52.25	$28.88
2nd Quarter	47.35	26.54
3rd Quarter	41.50	16.16
4th Quarter	18.72	3.89

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current Term Loans limit the amount we can pay for cash dividends on our common stock. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time.

Shareholder Return Performance Presentation

The information set forth in the graph and table below compares the value of our Common Stock to the NASDAQ Market Index and to a “Peer Group Index,” which is comprised of the following independent oil and gas exploration and production companies with operations and assets focused in the Gulf of Mexico region: Energy Partners, Ltd., Houston Exploration Company (through June 2007), Newfield Exploration Company, Noble Energy Inc., Pogo Producing Company (through November 2007), Remington Oil and Gas Corporation (through December 2005), Stone Energy Corporation, Callon Petroleum Company, Forest Oil Corporation (beginning June 2007), Helix Energy Solution GP (beginning January 2006), Plains Exploration & Production (beginning November 2007).

Each of the total cumulative returns presented assumes a $100 investment beginning December 31, 2003 and ending December 31, 2008. The performance of the indices is shown on a total return (dividend reinvestment) basis; however, we paid no dividends on our Common Stock during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG ATP OIL & GAS CORPORATION, NASDAQ MARKET INDEX AND PEER GROUP INDEX

DOLLARS
900
800
700
600
500
400
300
200
100
0
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
ATP OIL & GAS CORPORATION
PEER GROUP INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2008

Total Return Analysis	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ATP Oil & Gas Corporation	$100.00	$296.02	$589.33	$630.10	$804.78	$93.15
Peer Group Index	100.00	128.79	162.41	165.13	205.24	107.85
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

The foregoing graph and related description shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference. In addition, the foregoing graph and the related description shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

(In thousands, except per share data)

The following data should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues:
Oil and gas production	$584,823	$599,324	$414,182	$146,674	$116,123
Other revenues (1)	33,206	8,611	5,639	—	—

	618,029	607,935	419,821	146,674	116,123

Cost, operating expenses and other:
Lease operating	91,196	91,693	72,446	23,629	19,531
Exploration	48	13,756	2,231	6,208	997
General and administrative (2)	41,653	32,018	32,976	24,331	15,806
Depreciation, depletion and amortization	246,434	247,378	169,704	64,069	55,637
Impairment of oil and gas properties	125,059	34,342	19,520	—	—
Accretion of asset retirement obligation	15,566	12,117	8,076	3,238	2,069
(Gain) loss on abandonment	13,289	18,649	9,603	(732)	(251)
Gain on disposition of properties	(119,233)	—	—	(2,743)	(6,011)
Other, net	(99)	(3,706)	(7)	(419)	120

	413,913	446,247	314,549	117,581	87,898

Income from operations	204,116	161,688	105,272	29,093	28,225

Other income (expense):
Interest income	3,476	7,603	4,532	4,064	627
Interest expense, net	(100,729)	(121,302)	(58,018)	(35,720)	(24,112)
Derivative income	89,035	—	—	—	—
Loss on extinguishment of debt	(24,220)	—	(28,115)	—	(3,326)

	(32,438)	(113,699)	(81,601)	(31,656)	(26,811)

Income (loss) before income taxes	171,678	47,989	23,671	(2,563)	1,414

Income tax (expense) benefit	(49,973)	631	(16,794)	(153)	(58)

Net income (loss)	121,705	48,620	6,877	(2,716)	1,356
Preferred stock dividends	—	—	(46,225)	(9,858)	—

Net income (loss) available to common shareholders	$121,705	$48,620	$(39,348)	$(12,574)	$1,356

Weighted average number of common shares outstanding:
Basic	35,457	30,793	29,693	29,080	24,944

Diluted	35,868	31,301	29,693	29,080	25,271

Net income (loss) per share available to common shareholders:
Basic	$3.43	$1.58	$(1.33)	$(0.43)	$0.05
Diluted	3.39	1.55	(1.33)	(0.43)	0.05

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$214,993	$199,449	$182,592	$65,566	$102,774
Working capital	36,459	96,888	77,504	567	68,330
Oil and gas properties, net	1,872,203	1,830,580	1,095,645	627,421	213,206
Total assets	2,275,610	2,307,133	1,447,058	823,763	372,147
Long-term debt, including current maturities	1,366,630	1,404,011	1,071,441	340,989	210,309
Capital lease, including current maturities	—	—	23,699	43,116	—
Total liabilities	1,959,261	1,997,267	1,411,140	606,252	314,983
Shareholders’ equity	316,349	309,866	35,918	217,511	57,164

(1)	Other revenues are comprised of amounts realized under our loss of production income insurance policy as a result of disruptions caused by the 2008 and 2005 hurricanes.
(2)	Effective January 1, 2006 we adopted SFAS No. 123(R) using the modified prospective transition approach.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure of oil and natural gas pipelines and production/processing platforms; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that are noncore or nonstrategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects which they believe offer greater reserve potential. Some projects may provide lower economic returns to a company due to its cost structure within that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. With our cost structure and acquisition strategy, it is not unusual for us to have an acquisition cost of a property that is less than the total costs of the previous owner. This strategy coupled with our expertise in our areas of focus and our ability to develop projects may make the acquired oil and gas properties more financially attractive to us than to the seller. Given our strategy of acquiring properties that contain proved reserves, or where previous drilling indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the plans and timing of a project’s development. In addition, practically all of our properties have already defined targeted reservoirs, which eliminates time necessary in typical exploration efforts to locate and determine the extent of oil and gas reservoirs. Without the exploration time constraint, we focus on developing projects in the shortest time possible between initial significant investment and first revenue generated in order to maximize our rate of return. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production.

To enhance the economics and return on investment of a project, we sometimes develop the project to a value creation point and either sell an interest or bring in partners on a promoted basis during the high capital development phase. For example, in June 2008, we sold a 15% limited-term overriding royalty interest in our Gomez Field in the deepwater Gulf of Mexico. In December 2008, we sold 80% of our working interest in our Tors and Wenlock projects in the U.K. Sector of the North Sea. We received $471.2 million in proceeds for these transactions and recognized a $119.1 million gain on sale on the U.K. transaction.

Review of 2008

During 2008 we experienced dramatic volatility in the prices for oil and natural gas and in economic conditions in general. Domestic oil prices hit a high of $146 per Bbl in July 2008, only to close at a price of $45 per Bbl on December 31, 2008. Natural gas followed a similar trend, falling from a high of $13.32 per Mcf in July 2008 to close at $5.62 per Mcf on December 31, 2008. The financial industry essentially collapsed in 2008 and access to credit markets was all but eliminated in the latter half of 2008. Fortunately, we obtained new financing in June 2008 that extended our debt maturities, provided additional liquidity of approximately $200 million and established an asset sale debt facility that, under the terms of the credit agreement, allows us to sell selected assets and repay a meaningful amount of our debt without prepayment penalties. During September 2008 Hurricane Ike caused wide-spread damage to many pipelines in the Gulf of Mexico. While our facilities suffered only minimal damage, production curtailments caused by outages at third-party pipelines significantly impacted our cash flows for several months. These three events, the collapse of energy prices, the credit market and production curtailment, significantly impacted our operations, particularly in the second half of 2008.

Reserves

At December 31, 2008, we had proved reserves of 713.6 Bcfe, of which 63% are located in the Gulf of Mexico and the remaining 37% are in the North Sea. The PV-10 of our proved reserves at December 31, 2008 was $1.3 billion. See “Item 2. Properties – Oil and Natural Gas Reserves” for reconciliation to our standardized measure of discounted future net cash flows of $1.1 billion. In addition, we have scheduled for drilling or completion properties where previous drilling into the targeted reservoirs indicates the presence of commercially productive quantities of hydrocarbons, even though the reservoirs do not meet the current SEC definition of proved reserves. Upon completion of drilling, completing or testing wells on these blocks and similar properties in our portfolio, we anticipate that we may be able to record proved reserves associated with several of these properties.

Acquisitions

During 2008 we acquired in the Gulf of Mexico a 100% working interest in Mississippi Canyon (“MC”) Block 304, now part of our Canyon Express Hub, and DeSoto Canyon Block 355, immediately east of the Canyon Express area. We also acquired a 55% working interest in Green Canyon Blocks 299 and 300 (collectively, “Clipper”). Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863, and Atwater Valley Blocks 19 and 62 by the MMS. The Atwater Valley blocks are now part of our Telemark Hub. The total paid for these acquisitions was $1.8 million.

In the U.K. Sector of the North Sea, we were preliminarily awarded Block 9/21a by the Department of Energy and Climate Change (DECC). We applied for this block in the 25th UK Licensing Round. Block 9/21a contains a heavy oil discovery and is located in the northern North Sea approximately 100 kilometers south of our Cheviot property. If we are awarded the lease by the DECC, we will be operator with a 50% working interest.

Dispositions

During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved Gulf of Mexico reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. The interest is carved out of our net revenue interests in production from MC Blocks 711, 754, 755 and 800.

During October 2008 we finalized a sale to EDF Production UK Limited (“EDF”) for the sale of 80% of our working interests in certain producing natural gas properties, leasehold acreage and gathering infrastructures, all located in the U.K. North Sea at the Tors and Wenlock fields. The sale is effective July 1, 2008. The closing of the transaction occurred on December 18, 2008, after which we own a 20% working interest in the Wenlock field and a 17% working interest in the Tors field. The cash received for the transaction was £258.2 million (approximately $389.2 million as of the closing date) after deducting £6.8 million for transaction costs and fees and adjustment for each party’s share of production proceeds received and expenses paid for periods after July 1, 2008.

Development

On the Gulf of Mexico Shelf during 2008, we drilled and completed six development wells. Our working interest ranged from 75% to 100% in these wells. Two of the wells are at High Island A589 and one well is at South Marsh Island 190. In addition, at the end of 2007 three wells were being drilled, each of which was completed and placed on production during 2008.

The Gomez Hub in the Gulf of Mexico deepwater, comprised of MC Blocks 711, 754, 755 and 800, continues to be the largest contributor to production. While Hurricanes Gustav and Ike inflicted minimal damage on the ATP Innovator, the production platform that services Gomez, a third-party pipeline that serves as the gas sales pipeline was severely damaged. From August 29, 2008 until January 19, 2009, Gomez production was significantly curtailed. The pipeline was restored to service January 19, 2009 at which time Gomez resumed production without curtailment. The impact of the delayed sales revenue due to the prolonged outage of the third party pipeline, was partially mitigated by our loss of production income insurance proceeds. During 2008, two exploratory wells were drilled at Gomez, one each at MC 754 and MC 800. Each well encountered the targeted zones and are scheduled to be placed on production by the end of 2009. We have a 25% and a 10% working interest, respectively, in these wells. We also began a side track drilling operation on one well at MC 711. This well encountered its targeted reservoir and was placed on production during the first quarter of 2009. We operate MC 711 with a 100% working interest.

Development activities continued in 2008 at our Telemark Hub in the deepwater Gulf of Mexico. Construction of the ATP Titan was nearly complete at December 31, 2008 and it is scheduled for sail-out and mooring in mid-2009. The ATP Titan has a design capacity of 25 MBbls of oil per day, 60 MMcf of gas per day and a useful life of 40 years. In the northern part of the Telemark Hub, the initial drilling of three wells was performed in the third quarter of 2008 at Mirage (Mississippi Canyon Block 941) and Morgus (Mississippi Canyon Block 942). The ATP Titan will be moored initially at Mirage/Morgus to complete the drilling of the three wells and to serve as the production platform for the life of the reserves.

In the North Sea, we began drilling one development well in the fourth quarter of 2008 which was still being drilled at December 31, 2008. In December 2008, as noted previously, we sold 80% of our working interest in the Tors and Wenlock fields. We operate Wenlock and Tors with a 20% and 17% working interest, respectively.

Financings

We entered into new senior secured term loan facilities, effective June 27, 2008 (collectively, the “Term Loans”). Key components of the Term Loans included a Tranche B-1 Loan of $1.05 billion, maturing July 2014, and a Tranche B-2 Loan of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V.

In conjunction with the December 2008 sale of 80% of our working interest in our Tors and Wenlock projects in the U.K. North Sea, and in accordance with the terms of the Asset Sale Facility, we repaid $273.3 million of Asset Sale Facility principal leaving a balance outstanding of $326.7 million at December 31, 2008. If we complete other Asset Sales, as defined by the Term Loans, we will continue to apply 75% of the Net Cash Proceeds, as defined by the Term Loans, of each such Asset Sale toward the repayment of the Asset Sale Facility. Any Asset Sale Facility balance still outstanding is due in its entirety in January 2011.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of July 2013. Borrowings under the Revolver at December 31, 2008 were $31.0 million, and the balance of the borrowing capacity was reserved by $19.0 million of outstanding letters of credit secured by the facility.

Cash flow from operating activities was $547.0 million for the year ended December 31, 2008, compared to $329.4 million in 2007. We had working capital at December 31, 2008 of $36.5 million, a decrease of approximately $60.4 million from December 31, 2007.

2009 Operational and Financial Objectives

Our goals for 2009 revolve around continuing development of our oil and gas properties as well as selling selected assets that will provide expanded cash flows and repaying our outstanding debt. Our oil and gas activities will focus on added production at our properties that are already producing, primarily Gomez and Wenlock, as well as bringing to production our Telemark field. We were successful in 2008 in selling an interest in three of our producing properties for $471.2 million and we will continue these efforts in 2009. In 2008 we reduced our outstanding debt by $273.3 million from the net proceeds of our asset sales and will continue to repay debt with asset sales proceeds as long as there remains a balance outstanding on the Asset Sale Facility. On February 27, 2009, along with GE Energy Financial Services (“GE”), we jointly announced the formation of ATP Infrastructure Partners, L.P. (“ATP-IP”) to own the ATP Innovator. The transaction was completed on March 6, 2009 when we contributed the ATP Innovator for a 49% limited partner interest and a 2% general partner interest. GE contributed $150.0 million to ATP-IP for a 49% limited partner interest. The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator in accordance with the terms of the partnership agreements. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves. Under the partnership agreements, ATP will pay to ATP-IP a per unit charge for all hydrocarbons processed by the ATP Innovator, and all partners will be entitled to future quarterly cash distributions in accordance with the provisions of the agreement.

The credit market crisis and the decline in commodity prices have continued into 2009. Credit markets remain tight and expensive and future prices of oil and natural gas are projected to remain significantly below prices experienced in the previous three years. In light of the current economic outlook and commodity price environment, we anticipate our 2009 capital expenditures will range between $300 and $500 million, which is the level that we expect can be funded with cash on hand and cash flows from operations. Achieving the upper end of this range is primarily dependent on an improvement in commodity prices and our ability to consummate asset sales. We will continue to pursue acquisition and development opportunities that meet our investment thresholds while remaining within our capital constraints.

We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. Because we operate 99% of the properties included in the December 31, 2008 reserve report, we retain significant control over the development concept and its timing. Within certain constraints, we can conserve capital by delaying or eliminating capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility allows us to match our capital resources with our capital commitments.

While we do not expect to rely on the credit markets to meet our goals in 2009, we desire to sell selected assets during 2009, and the ability of potential buyers to access the credit markets and the commodity price outlook may be important factors to our success in doing so. Still, we believe that we will be able to sell selected assets in 2009, allowing us to meet our debt reduction goals and providing us with additional capital for general corporate purposes or additional development, if appropriate. Our revenues, profitability and cash flows are highly dependent upon many factors, particularly our production results and the price of oil and natural gas. To mitigate future price volatility, we may hedge the sales price of our future production.

Risks and Uncertainties

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual obligations required under our Term Loans (see “Liquidity and Capital Resources - Long-term Loans” below for further discussion).

In addition, our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, which could materially impact the quantity of oil and natural gas that we ultimately produce. Approximately 84% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations and cash flows.

We are also vulnerable to certain concentrations that could expose our revenues, profitability, cash flows and access to capital to the risk of a near-term severe impact. The size of our operations and our capital expenditures budget limits the number of properties that we can develop in any given year and a substantial portion of our current production is contributed from relatively few wells located offshore in the Gulf of Mexico and in the North Sea. In addition to the numerous risks associated with offshore operations, some of which may not be covered by insurance, these properties are also characterized by rapid production declines, which require us to incur significant capital expenditures to replace declining production. Complications in the development of any single material well or infrastructure installation, including lack of sufficient capital, or if we were to experience operational problems, uninsured events, or a continuation of adverse commodity prices resulting in the curtailment of production in any of these wells, would adversely affect our current and future production levels, which may materially adversely affect our financial condition, results of operations and cash flows.

Our Term Loans impose restrictions on us that increase our vulnerability to the adverse economic and industry conditions, and limit our ability to obtain the additional financing required to successfully operate our business. Our inability to satisfy the covenants or other contractual requirements contained in our Term Loans would constitute an event of default. A default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy our obligations. Given current market conditions, our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise additional capital. Further, the current economic conditions could also impact our lenders, customers and hedging counterparties and may cause them to fail to meet their obligations to us with little or no warning.

Although we believe our current projections indicate that we have adequate liquidity to meet our future capital requirements and to remain compliant with the covenants under our Term Loans in 2009, the factors described above create uncertainty. We intend to finance our near-term development projects utilizing cash on hand and cash flows from operations. To the extent we are successful in selling selected assets, we may use the proceeds in excess of our required debt repayments to fund additional development opportunities. We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. By operating our properties, we retain significant control over the development concept and its timing. Within certain constraints, we can conserve capital by delaying or eliminating capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility allows us to match our capital commitments to our available capital resources.

Results of Operations

For the years ended December 31, 2008, 2007 and 2006 we reported net income (loss) available to common shareholders of $121.7 million, $48.6 million and $(39.3) million, or $3.39, $1.55 and $(1.33) per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 are also included in these amounts. Deliveries under the fixed-price contracts are approximately 100%, 46% and 24% of our oil production for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately 98%, 58% and 25% of our natural gas production was sold under these contracts for the comparable periods. The high proportion of production sold under fixed-price delivery contracts in 2008 is due to the temporary decrease in production as a result of hurricanes Gustav and Ike. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed.

During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved Gulf of Mexico reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. The interest is carved out of our net revenue interests in production from MC Blocks 711, 754, 755 and 800. In accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil & Gas Producing Companies,” the sale is accounted for as a volumetric production payment. The net proceeds received were recorded as deferred revenue to be recognized in earnings as the production is delivered and are presented on the consolidated statements of cash flows as proceeds from disposition of oil and gas properties. The table below includes oil and gas production revenues from amortization of deferred revenue related to the second quarter 2008 sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Year Ended December 31,			% Change from 2007 to 2008	% Change from 2006 to 2007
	2008	2007	2006
Production:
Natural gas (MMcf)	31,862	37,013	31,224	(14)%	19%
Oil and condensate (MBbls)	4,267	4,498	3,273	(5)%	37%
Total (MMcfe)	57,468	64,002	50,860	(10)%	26%

Revenues from production (in thousands):
Natural gas	$264,204	$309,572	$234,035	(15)%	32%
Effects of cash flow hedges	(8,672)	897	2,479
Amortization of deferred revenue	3,795	—	—

Total	$259,327	$310,469	$236,514	(16)%	31%

Oil and condensate	$308,910	$290,329	$180,713	6%	61%
Effects of cash flow hedges	(2,390)	(1,549)	(3,155)
Amortization of deferred revenue	18,976	—	—

Total	$325,496	$288,780	$177,558	13%	63%

Natural gas, oil and condensate	$573,114	$599,901	$414,748	(4)%	45%
Effects of cash flow hedges	(11,062)	(652)	(676)
Amortization of deferred revenue	22,771	—	—

Total	$584,823	$599,249	$414,072	(2)%	45%

Average realized sales price:
Natural gas (per Mcf)	$8.29	$8.36	$7.50	(1)%	11%
Effects of cash flow hedges (per Mcf)	(0.27)	0.03	0.07

Average realized price (per Mcf)	$8.02	$8.39	$7.57	(4)%	11%

Oil and condensate (per Bbl)	$72.41	$64.54	$55.21	12%	17%
Effects of cash flow hedges (per Bbl)	(0.56)	(0.34)	(0.96)

Average realized price (per Bbl)	$71.85	$64.20	$54.25	12%	18%

Natural gas, oil and condensate (per Mcfe)	$9.97	$9.37	$8.15	6%	15%
Effects of cash flow hedges (per Mcfe)	(0.19)	(0.01)	(0.01)

Average realized price (per Mcfe)	$9.78	$9.36	$8.14	4%	15%

Revenues from production were essentially flat between 2008 and 2007 because the 10% decrease in overall production (19% decrease in Gulf of Mexico (“GOM”) and 25% increase in North Sea (“N.S.”)) was offset by a 4% increase in average realized sales price (16% increase in GOM and 26% decrease in N.S.) The lower production in the GOM is primarily the result of decreases at the Gomez Hub associated with hurricanes. Offsetting this decrease is increased production from the Wenlock property in the N.S., which was brought online in the fourth quarter of 2007. During the fourth quarter of 2008, we sold 80% of our working interests in Tors and Wenlock in the N.S. and, accordingly, revenues from production during future periods will be significantly lower, reflecting that sale.

Revenues from production increased 45% in 2007 compared to 2006. During 2007, our production increased 26% (34% increase in GOM and 1% increase in N.S.) compared to 2006 primarily due to greater production in the Gulf of Mexico from MC 711, and new production at the Canyon Express Hub and Garden Banks 409. In the North Sea, increased production at Tors was offset by decreased production from L-06 in the Netherlands during 2007. The comparable revenues were impacted favorably by an overall 15% increase in average sales price (15% increase in GOM and 13% increase in N.S.).

Other Revenues

Other revenues for 2008 are comprised of amounts realized under our loss of production income insurance policy due to disruptions caused by Hurricane Ike. Other revenues for 2007 and 2006 are comprised of amounts realized under our loss of production income insurance policy due to disruptions caused by Hurricanes Rita and Katrina in 2005.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation. Lease operating expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,			% Change from 2007 to 2008	% Change from 2006 to 2007
	2008	2007	2006
Lease operating (in thousands)	$91,196	$91,693	$72,446	(1)%	27%
Per Mcfe	1.59	1.43	1.42	11%	1%
Gulf of Mexico	1.60	1.41	1.42	13%	(1)%
North Sea	1.56	1.55	1.45	1%	7%

Lease operating expense for 2008 was essentially unchanged compared to 2007. The per unit cost has increased primarily due to the effect of fixed costs on 10% lower production volumes.

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

Exploration

During 2007, exploration expense included costs related to an exploratory well at MC 667. This well found noncommercial quantities of hydrocarbons, resulting in exploration expense of approximately $10.3 million. Exploration expense in 2008, 2007 and 2006 also includes the costs of geological and geophysical studies.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,			% Change from 2007 to 2008	% Change from 2006 to 2007
	2008	2007	2006
General and administrative (in thousands)	$41,653	$32,018	$32,976	30%	(3)%
Per Mcfe	0.72	0.50	0.65	44%	(23)%

General and administrative expense for 2008 increased to $41.7 million from $32.0 million in 2007. The increase is primarily attributable to higher noncash stock-based compensation costs and to increases in other compensation costs.

General and administrative expense in 2007 was approximately the same as 2006. Noncash stock-based compensation expense decreased to $7.1 million in 2007 compared to $11.5 million for 2006 primarily due to a change in the vesting schedule of new restricted stock grants. However, this decrease was offset by an increase in other compensation costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,			% Change from 2007 to 2008	% Change from 2006 to 2007
	2008	2007	2006
DD&A (in thousands)	$246,434	$247,378	$169,704	—	46%
Per Mcfe	4.29	3.87	3.34	11%	16%
Gulf of Mexico	3.61	3.57	3.27	1%	9%
North Sea	6.15	5.12	3.53	20%	45%

DD&A expense in 2008 was flat compared to 2007 primarily due to decreased production offset by an 11% increase in depletion rate to $4.29 per Mcfe in 2008. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties.

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

Impairment of Oil and Gas Properties

During 2008, we recorded impairment expense of $125.1 million related to certain Gulf of Mexico shelf properties. These impairments are primarily due to reductions in estimates of recoverable reserves resulting from reduced commodity prices and unfavorable operating performance of four properties. During 2007, we recorded impairment expense of $25.3 million and $9.0 million related to Gulf of Mexico and North Sea properties, respectively. These impairments are primarily due to unfavorable operating performance of four properties resulting in downward revisions of recoverable reserves. We recorded an impairment of oil and gas properties for 2006 totaling $19.5 million related to certain producing properties acquired during 2005 and a few smaller end-of-life properties and one unproved property in the Gulf of Mexico. For all periods, impairment is calculated as the excess carrying costs over the discounted present values of the estimated future production from those properties.

Accretion of Asset Retirement Obligation

Accretion expense of $15.6 million in 2008, $12.1 million in 2007 and $8.1 million in 2006 show increases from year to year primarily due to increased asset retirement obligations associated with increased oil and gas property development and general vendor price increases.

Loss on Abandonment

We recognized aggregate loss on abandonment during 2008, 2007 and 2006 of $13.3 million, $18.6 million and $9.6 million, respectively. The losses were the result of actual abandonment costs exceeding the previously accrued estimates, due to unforeseen circumstances that required additional work or the use of equipment more expensive than anticipated, and unanticipated vendor price increases.

Gain on Disposition of Properties

As discussed above, during October 2008 we finalized a sale to EDF of 80% of our working interests in certain producing natural gas properties, leasehold acreage and gathering infrastructures, all located in the U.K. North Sea at the Tors and Wenlock fields. The sale is effective July 1, 2008. The closing of the transaction occurred on December 18, 2008, after which we own a 20% working interest in the Wenlock field and a 17% working interest in the Tors field. The cash received for the transaction was £258.2 million (approximately $389.2 million as of the closing date) after deducting £6.8 million for transaction costs and fees and adjustment for each party’s share of production proceeds received and expenses paid for periods after July 1, 2008. We recorded a $119.1 million gain on disposition of assets related to this sale.

Interest Income

Interest income varies directly with the amount of temporary cash investments. The decrease in interest income from period to period is the result of a decrease in average cash on hand balances and a decrease in interest rates.

Interest Expense

Interest expense decreased to $100.7 million for 2008 compared to $121.3 million for 2007 primarily due to 2008 capitalized interest of $44.6 million ($42.7 million related to the construction of the ATP Titan at our Telemark development in the Gulf of Mexico and $1.9 million related to the Cheviot property in the U.K.) and lower interest rates experienced in the first half of 2008 and their effect on our floating-rate borrowings. This decrease was partially offset by interest related to the net $200.0 million increase in outstanding borrowings under our Term Loans beginning in the second quarter of 2008.

Interest expense increased to $121.3 million for 2007 compared to $58.0 million for 2006 primarily due to the net $200.0 million increase in borrowings under our then outstanding term loans and the issuance of $210.0 million face value subordinated notes. Partially offsetting this increase are $8.0 million of capitalized 2007 interest costs related to the construction of the ATP Titan, which will serve as the production facility at the Telemark Hub.

Derivative Income

Derivative income in 2008 was $89.0 million (Gulf of Mexico, $96.5 million gain and North Sea, $7.5 million loss). In 2008, as a result of the sale of the limited-term overriding royalty interest and changes in forecasts of production, we determined it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we de-designated some of these instruments as hedges, which resulted in reclassification of $40.5 million of net unrealized losses ($21.2 million after tax) from accumulated other comprehensive income to derivative expense in the consolidated statement of operations. Subsequent changes to the fair value of these instruments are reflected as net derivative income in the consolidated statement of operations. During 2008, we terminated our oil puts, oil swaps and oil fixed-price physical forward sale contracts. We also entered into and subsequently terminated oil price collar derivatives. These terminations resulted in realized derivative income of $83.9 million. Due to termination of the oil fixed-price physical forward sale contracts for which we had claimed the normal sales derivative accounting exception provided by SFAS No. 133, we determined that it was no longer appropriate to claim that exception for our gas fixed forwards. Consequently, we recorded the gas fixed forwards as derivative asset with an offset in net derivative income of $14.4 million.

Loss on Extinguishment of Debt

Loss on debt extinguishment in 2008 is $24.2 million. As discussed below, during the second quarter of 2008, we refinanced the term loans and subordinated notes and recorded as an expense the remaining unamortized deferred financing costs, debt discount related to the retired debt and repayment premiums associated with the subordinated notes.

In the fourth quarter of 2006, we recognized a noncash loss of $28.1 million on the extinguishment of debt related to our prior credit agreement, including deferred financing costs of $23.2 million and unamortized debt discount of $4.9 million.

Income Taxes

During 2008 we recorded net tax expense of $50.0 million, determined based on the results of operations for the year for each jurisdiction and permanent differences affecting the overall tax rate in each jurisdiction, resulting in an effective tax rate of 29.1%. As of December 31, 2008, for U.S. tax provision purposes, we have a valuation allowance of $3.0 million related to excess tax benefits from stock options and restricted stock prior to implementation of SFAS No. 123(R).

We recorded net tax benefit of $0.6 million for the year ended December 31, 2007, determined based on the results of operations for the year for each jurisdiction, the valuation allowance released and permanent differences affecting the overall tax rate in each jurisdiction, resulting in an overall effective tax rate of (1.3%). As of December 31, 2007, for U.S. tax provision purposes all of our valuation allowance has been released except the portion related to our excess tax benefits from stock options and restricted stock prior to implementation of SFAS No. 123(R).

During 2006 we recognized tax expense of $16.8 million primarily due to our U.K. and Netherlands operations and alternative minimum tax on our U.S. net income before dividends, resulting in an overall effective tax rate of 71%.

Preferred Stock Dividends

We recognized $46.2 million of dividends during 2006 related to our Series A 13.5% and Series B 12.5% cumulative perpetual preferred stock, issued during August 2005 and March 2006, respectively. This amount included approximately $9.3 million of prepayment premium paid to the holders of such preferred stock when we redeemed all of the shares in November 2006.

Liquidity and Capital Resources

Historically, we have financed our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations and the sale of interests in selected properties. As noted above, the disarray in the credit markets in 2008 has continued into 2009. Capital market transactions are limited and when they can be completed they are more expensive than similar transactions in the past three years. As a result, we intend to utilize cash on hand and cash flows generated from our operations to fund our near term capital expenditures, which is currently estimated to be between $300 and $500 million in 2009. As operator of most of our projects under development, we have the ability to significantly control the timing and extent of most of our capital expenditures should future market conditions warrant. Coupled with that control, we believe we have sufficient liquidity to enable us to meet our future capital and debt service requirements.

While we do not expect to rely on the credit markets to meet our goals in 2009, we desire to sell selected assets during 2009, and the ability of potential buyers to access the credit markets and the commodity price outlook may be important factors to our success in doing so. Still, we believe that we will be able to sell selected assets in 2009, allowing us to meet our debt reduction goals and providing us with additional capital for general corporate purposes or additional development, if appropriate. Our revenues, profitability and cash flows are highly dependent upon many factors, particularly our production results and the price of oil and natural gas. To mitigate future price volatility, we may hedge the sales price of our future production.

For the longer term, we will continue to deploy these same or similar tactics. Operating our properties has always been a significant focus of our strategy since the beginning of the company. As stated previously, we believe operating our properties provides us the ability to control expenditures and adjust development timing and programs where needed. We do not see a significant change in this focus over the next several years. We believe this flexibility coupled with our hedging program and our success in selling assets, provides us the financial resources needed to fully fund our future development programs.

With approximately 53% of our proved reserves in the Gulf of Mexico deepwater, much of our 2009 capital will be spent in this area. In the southern part of the Telemark Hub, we revised the drilling and production program at Atwater Valley Block 63 (“AT 63”) to include a subsea well at AT 63 for completion and production through the ATP Titan. First production at our Telemark Hub is expected in 2010. We have a 100% working interest and we are the operator of the Telemark Hub. During 2009, efforts will also be spent completing and bringing to production one shelf well on the Gulf of Mexico. Also, at Wenlock in the North Sea, we will continue to drill and complete one well with plans for a second well after completion. Cheviot, one of our largest properties in terms of proved reserves, is a multi-year development that we began actively to develop during 2008 and we will continue to develop in 2009. First production at Cheviot is expected in 2011. We have a 100% working interest and are the operator of Cheviot.

During 2008, ATP closed two transactions for the sale of reserves for $471.2 million, representing 67.1 Bcfe of proved reserves. The first sale, which closed during June 2008, was for 5.8 Bcfe of proved reserves in the form of a 15% limited-term overriding royalty interest for $82 million. The second sale was for 80% of our net working interests in the Tors and Wenlock fields located in the U.K. North Sea for £258.2 million, or approximately $389.2 million. This transaction closed in December 2008. In 2008 we reduced our outstanding debt by $273.3 million from the net proceeds of our asset sales and will continue to repay debt with asset sales proceeds as long as there remains a balance outstanding on the Asset Sale Facility.

On February 27, 2009, along with GE Energy Financial Services (“GE”), we jointly announced the formation of ATP Infrastructure Partners, L.P. (“ATP-IP”) to own the ATP Innovator. The transaction was completed on March 6, 2009 when we contributed the ATP Innovator for a 49% limited partner interest and a 2% general partner interest. GE contributed $150.0 million to ATP-IP for a 49% limited partner interest. The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator in accordance with the terms of the partnership agreements. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves. Under the partnership agreements, ATP will pay to ATP-IP a per unit charge for all hydrocarbons processed by the ATP Innovator, and all partners will be entitled to future quarterly cash distributions in accordance with the provisions of the agreement.

Cash Flows

	Year Ended December 31,
	2008	2007	2006
Cash provided by (used in) (in thousands):
Operating activities	$546,967	$329,388	$258,514
Investing activities	(432,010)	(835,093)	(590,683)
Financing activities	(69,327)	521,795	447,991

As of December 31, 2008, we had working capital of approximately $36.4 million, a decrease of approximately $60.4 million from December 31, 2007.

Cash provided by operating activities during 2008 and 2007 was $547.0 million and $329.4 million, respectively. Cash flow from operations increased primarily due to higher derivative income ($85.1 million) and from changes in working capital during 2008 compared to 2007 ($134.6 million).

Cash provided by operating activities during 2007 and 2006 was $329.4 million and $258.5 million, respectively. Cash flow from operations increased due to higher oil and gas production revenues during 2007 compared to 2006, partially offset by higher costs. The increase in sales revenue was attributable to higher oil and gas production and higher oil and gas prices during 2007. The increase in cash flows from revenues was partially offset by higher interest costs, higher lease operating expense and by the timing of payments and receipts in our payables and receivables.

Cash used in investing activities was $432.0 million and $835.1 million during 2008 and 2007, respectively. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $750.8 million and $166.7 million, respectively, in 2008. In 2008, cash received from investing activities includes amounts from sale of interests in North Sea properties for $389.2 and the sale of proved reserves in the form of a limited-term overriding royalty interest for $82.0 million.

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

Cash provided by (used in) financing activities was ($69.3) million and $521.8 million during 2008 and 2007, respectively. Payments of long-term debt in 2008 are primarily comprised of $1,202.2 million of repayment of borrowings under our former credit agreement and of $199.5 million related to our former subordinated notes. Further, we repaid $273.3 million of the Term Loans in connection with the North Sea property sale noted above. Proceeds from long-term debt are comprised of $1,593.3 million (net of issuance costs) of proceeds from the Term Loans and we received $31.0 million from draw down of the Revolver.

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

Long-term Loans

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
Term Loans (net of unamortized discount of $35,833 as of December 31, 2008)	$1,366,630	$1,202,154
Subordinated Notes	—	201,857

Total	1,366,630	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,356,130	$1,391,846

We entered into new senior secured term loan facilities, effective June 27, 2008 (collectively, the “Term Loans”). Key components of the Term Loans included a Tranche B-1 Loan of $1.05 billion, maturing July 2014, and a Tranche B-2 Loan of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a

LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V.

In conjunction with the December 2008 sale of 80% of our working interest in our Tors and Wenlock projects in the U.K. North Sea, and in accordance with the terms of the Asset Sale Facility, we paid $273.3 million toward the Asset Sale Facility leaving a balance of $326.7 million at December 31, 2008.

On February 27, 2009, along with GE Energy Financial Services (“GE”), we jointly announced the formation of ATP Infrastructure Partners, L.P. (“ATP-IP”) to own the ATP Innovator. The transaction was completed on March 6, 2009 when we contributed the ATP Innovator for a 49% limited partner interest and a 2% general partner interest. GE contributed $150.0 million to ATP-IP for a 49% limited partner interest. The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator in accordance with the terms of the partnership agreements. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves. Under the partnership agreements, ATP will pay to ATP-IP a per unit charge for all hydrocarbons processed by the ATP Innovator, and all partners will be entitled to future quarterly cash distributions in accordance with the provisions of the agreement. Upon the closing of this transaction, we are obligated to pay 75% of the Net Cash Proceeds to further reduce the Asset Sale Facility. If we complete other Asset Sales, as defined by the Term Loans, we will continue to apply 75% of the Net Cash Proceeds of the Asset Sale toward the repayment of the Asset Sale Facility as long as there is a balance outstanding. Any Asset Sale Facility balance still outstanding is due in its entirety in January 2011.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of July 2013. Borrowings under the Revolver at December 31, 2008 were $31.0 million, and the balance of the borrowing capacity was reserved by $19.0 million of outstanding letters of credit secured by the facility.

Our Term Loans contain certain financial covenants, the most restrictive of which include the following: (Also see Note 6 “Long-term Debt and Leases” under Item 8, “Financial Statements and Supplementary Data”):

Covenant	Requirement

Minimum Current Ratio (1)	greater than	1.0 to 1.0

Ratio of Net Debt to EBITDAX (2)	less than	3.0 to 1.0

Ratio of EBITDAX to Interest Expense	greater than	2.5 to 1.0

Ratio of PV-10 of Total Proved Developed Producing Reserves based on future prices to Net Debt (3)	greater than	0.5 to 1.0

Ratio of PV-10 of Total Proved Reserves plus 50% of Pre-tax Probable Reserves based on future prices to Net Debt	greater than	2.5 to 1.0

(1)	The minimum current ratio excludes current maturities of long-term debt, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations.
(2)	EBITDAX is net income excluding interest, taxes, depletion, impairment, certain exploration costs and other noncash income and expense.
(3)	Net Debt is total debt less cash on hand.

The Term Loans also contain a condition to borrowing and a representation that no material adverse effect (“MAE”) has occurred, which includes (a) a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company and its subsidiaries, taken as a whole, (b) a material impairment of the ability of the Company to perform its obligation under the Term Loans, or (c) a material impairment of the rights of or benefits available to the lenders under the Term Loans. If a MAE were to occur, we would be in default under the Term Loans, which could cause all of our existing indebtedness to become immediately due and payable.

As of December 31, 2008, we were in compliance with the covenants of the Term Loans and based on our current projections, we believe we will remain in compliance with all financial covenants throughout 2009. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and our ability to maintain future compliance with these covenants. An event of noncompliance with any of the required covenants could result in a mandatory repayment under the Term Loans.

See Note 13, “Segment Information” to the Consolidated Financial Statements for additional information about our operating segments.

Recently Issued Accounting Pronouncements

See Note 2, “ Significant Accounting Policies – Recently Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes certain contractual obligations at December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$1,402,463	$10,500	$347,713	$545,500	$498,750
Interest on long-term debt (1)	514,891	118,875	209,616	169,619	16,781
Other trade commitments	303,551	72,718	230,833	—	—
Noncancelable operating leases	2,710	1,042	1,502	166	—

Total contractual obligations	$2,223,615	$203,135	$789,664	$715,285	$515,531

(1)	Interest is based on rates and principal repayments in effect at December 31, 2008.

Our liabilities include asset retirement obligations (“ARO”) ($32.8 million current and $99.3 million long-term) that represent the amount at December 31, 2008 of our obligations with respect to the retirement/plugging and abandonment of our oil and gas properties. The ultimate settlement amounts and the timing of the settlements of such obligations are unknown because they are subject to, among other things, federal, state and local regulation, economic and operational factors. Consequently, ARO is not reflected in the table above.

Our liabilities also include a net profits interest of $9.5 million as of December 31, 2008 that is payable only from production from specified properties. The ultimate amount and timing of the payments will depend on production from the properties. Consequently, the net profits interest obligation is not reflected in the table above.

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

Capitalized proved property acquisition costs are depleted on the unit-of-production method on the basis of total estimated units of proved reserves. Development costs relating to producing properties are depleted on the unit-of-production method on the basis of total estimated units of proved developed reserves. When significant development costs (such as the cost of an offshore production platform) are incurred in connection with a planned group of development wells before all of the planned wells have been drilled, it is occasionally necessary to exclude a portion of those development costs in determining the unit-of-production amortization rate until the additional development wells are drilled. However, in no case are future development costs anticipated in computing our amortization rate. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depletion provisions. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, amortization and impairment of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

We perform an impairment analysis whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting estimated future costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. Any impairment charge incurred is recorded in accumulated depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. In all years presented, 100% of our reserves were prepared by independent petroleum engineers. Currently, we use Collarini Associates, Ryder Scott Company, L.P., and DeGolyer and MacNaughton. See the Supplemental Information (unaudited) in our consolidated financial statements for reserve data related to our properties.

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

Contingent Liabilities

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. As discussed in Part I, Item 3. – “Legal Proceedings” and the Notes to Consolidated Financial Statements, we are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management makes estimates, if determinable, of ATP’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances.

Price Risk Management Activities

We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed-price physical forward contracts, price swaps and put options, which are generally placed with major financial institutions or with counterparties of high credit quality minimize our credit risks. The oil and natural gas reference prices of these commodity derivative contracts are based upon oil and natural gas market exchanges, which have a high degree of historical correlation with actual prices we receive. All derivative instruments, unless designated as normal purchases and sales, are recorded on the balance sheet at fair value. Due to a series of net settlements during the fourth quarter of 2008, we determined that we could no longer assert the normal purchase normal sale exception on any of our remaining fixed-price physical forward contracts. As a result, we are now accounting for these contracts as derivatives under SFAS 133, similar to our financial swaps and options contracts, with gains and losses recorded as a component of derivative income (expense) in our consolidated statement of operations.

Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income to the extent the hedge is effective, and such deferred gains or losses are reclassified to oil and natural gas sales revenue in the period that the related production is delivered.

Valuation of Deferred Tax Asset

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. We also record a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is appropriate, we weigh positive and negative evidence that suggests whether a deferred tax asset is likely to be recoverable. As of December 31, 2008, for U.S. tax provision purposes, we have a valuation allowance of $3.0 million related to tax benefits from stock options and restricted stock prior to implementation of SFAS No. 123(R).

Stock-Based Compensation

We recognize compensation expense as vesting occurs for share-based compensation granted after January 1, 2006, and for share awards that were outstanding and not vested as of January 1, 2006. For periods prior to January 1, 2006, we applied to our stock-based compensation awards the intrinsic method of accounting as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps, put options and fixed-price physical forward contracts to hedge our commodity prices. See Note 12, “Derivative Instruments and Risk Management Activities” to the Consolidated Financial Statements.

We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties, or if required by the terms of our existing credit agreements. We do not initially hold or issue derivative instruments for speculative purposes.

At March 9, 2009, we had derivative contracts in place for the following oil and natural gas volumes:

Period	Type	Volumes	Price
			$/Unit
Oil (Bbl) – Gulf of Mexico
Remainder of 2009	Puts	1,375,000	29.75
2010	Puts	365,000	24.70

Natural Gas (MMBtu)
North Sea
Remainder of 2009	Swaps	2,134,000	5.63
2010	Swaps	450,000	6.56
Gulf of Mexico
Remainder of 2009	Fixed-price physicals	6,850,000	7.19
2010	Fixed-price physicals	450,000	5.00

Remainder of 2009	Swaps	1,375,000	5.03
2010	Swaps	450,000	5.03

Remainder of 2009	Collars - Floor	1,375,000	4.00
Remainder of 2009	Collars - Ceiling	1,375,000	7.00
2010	Collars - Floor	450,000	4.00
2010	Collars - Ceiling	450,000	7.00

Interest Rate Risk

We are exposed to changes in interest rates on our Term Loans described in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources, and on the earnings from cash and cash equivalents. See the discussion of our Term Loans in Note 6 to the consolidated financial statements.

Foreign Currency Risk

The net assets, net earnings and cash flows from our wholly owned subsidiaries in the U.K. and the Netherlands are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to the Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008 (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ATP’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to ATP’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

The report of our independent registered public accounting firm relating to the effectiveness of internal control over financial reporting is set forth in the accompanying financial statements.

Management’s Consideration of Restatement

As described in more detail in Note 15 – “Supplemental Quarterly Information” to our Consolidated Financial Statements, we restated each of our statements of cash flows included in our previously filed Form 10-Q’s for the quarters ended March 31, June 30, and September 30, 2008 due to errors related to the application of certain wire transfer payments for capital expenditures. Management has assessed whether this restatement indicates a material weakness in the Company’s internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As part of its assessment, management concluded that the errors resulted from a material weakness over the preparation and review of our statement of cash flows. Specifically, the Company did not maintain effective controls to properly classify certain wire transfer payments for capital expenditures as noncash operating and investing activities. This control deficiency resulted in restatement of the statements of cash flows for the quarters ended March 31, June 30 and September 30, 2008. Additionally, this control deficiency could have resulted in misstatements of the aforementioned accounts and disclosures that would have resulted in misstatements of the consolidated financial statements that would not have been prevented or detected. Although a material weakness was identified, management concluded that this material weakness was remediated by the Company during the fourth quarter of 2008 and did not constitute a material weakness in our internal control over financial reporting as of December 31, 2008.

Management’s Remediation Efforts

During the fourth quarter of 2008, we enhanced our controls over the preparation and review of the cash flow statement to ensure the operating effectiveness of such controls. This control change resulted in our identification of the errors from the previous quarters noted above. Supplementally, upon identification of the errors, we modified our process controls over wire transfer transactions to include an additional review to ensure the proper application of all outbound vendor wire transfers. Accordingly, management has determined that the material weakness that existed during the interim periods and allowed the errors noted above was fully remediated as of December 31, 2008.

Changes in Internal Control over Financial Reporting

As discussed above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Company and Other Key Employees

Set forth below are the names, ages (as of February 28, 2009) and titles of the persons currently serving as executive officers of the Company. There are no term limits for the executive officers.

Name	Age	Position
T. Paul Bulmahn	65	Chairman and Chief Executive Officer
Leland E. Tate	61	President
Albert L. Reese Jr.	59	Chief Financial Officer
George R. Morris	54	Chief Operating Officer
John E. Tschirhart	58	Senior Vice President, International, General Counsel
Isabel M. Plume	48	Chief Communications Officer
Keith R. Godwin	41	Chief Accounting Officer

T. Paul Bulmahn has served as our Chairman and Chief Executive Officer since May 2008 and before that as Chairman and President since he founded the company in 1991. From 1988 to 1991, Mr. Bulmahn served as President and Director of Harbert Oil & Gas Corporation. From 1984 to 1988, Mr. Bulmahn served as Vice President, General Counsel of Plumb Oil Company. From 1978 to 1984, Mr. Bulmahn served as counsel for Tenneco’s interstate gas pipelines and as regulatory counsel in Washington, D.C. From 1973 to 1978, he served the Railroad Commission of Texas, the Public Utility Commission and the Interstate Commerce Commission as an administrative law judge.

Leland E. Tate has served as our President since May 2008, before that as Chief Operating Officer since December 2003 and Sr. Vice President, Operations since August 2000. Prior to joining us, Mr. Tate worked for over 30 years with Atlantic Richfield Company (“ARCO”). From 1998 until July 2000, Mr. Tate served as the President of ARCO North Africa. He also was Director General of Joint Ventures at ARCO from 1996 to 1998. From 1994 to 1996, Mr. Tate served as ARCO’s Vice President Operations & Engineering, where he led technical negotiations in field development. Prior to 1994, Mr. Tate’s positions with ARCO included Director of Operations, ARCO British Ltd.; Vice President of Engineering, ARCO International; Senior Vice President Marketing and Operations, ARCO Indonesia; and for three years was Vice President and District Manager in Lafayette, Louisiana.

Albert L. Reese Jr. has served as our Chief Financial Officer since March 1999 and, in a consulting capacity, as our director of finance from 1991 until March 1999. From 1986 to 1991, Mr. Reese was employed with the Harbert Corporation where he established a registered investment bank for the company to conduct project and corporate financings for energy, co-generation, and small power activities. From 1979 to 1986, Mr. Reese served as chief financial officer of Plumb Oil Company and its successor, Harbert Energy Corporation. Prior to 1979, Mr. Reese served in various capacities with Capital Bank in Houston, the independent accounting firm of Peat, Marwick & Mitchell, and as a partner in Arnold, Reese & Swenson, a Houston-based accounting firm specializing in energy clients.

George R. Morris has served as our Chief Operating Officer since May 2008. He served as our Vice President, Acquisitions from 2002 until 2004 and upon his return to the company in 2007. From 2004 until 2007, Mr. Morris was Chief Operating Officer at Chroma Exploration & Production. Prior to joining us in 2002 and during a career that spanned 30 years, Mr. Morris held executive and management positions in operations and engineering at Burlington Resources, Louisiana Land and Exploration, Nerco Oil & Gas and Union Texas Petroleum. Mr. Morris is a registered professional engineer in the State of Texas and has a B.S. in mechanical engineering from Colorado State University.

John E. Tschirhart joined us in November 1997 and has served as our General Counsel since March 1998 and Assistant Corporate Secretary since 2007. Mr. Tschirhart was named Senior Vice President International in July 2001 and served as Managing Director of ATP Oil & Gas (UK) Limited from May 2000 to May 2001. He has served on the board of directors of ATP Oil & Gas (UK) Limited and ATP Oil & Gas

(Netherlands) B.V. since the formation of those corporations and currently serves as the Managing Director of ATP Oil & Gas (Netherlands) B.V. From 1993 to November 1997, Mr. Tschirhart worked as a partner at the law firm of Tschirhart and Daines, a partnership in Houston, Texas. From 1985 to 1993 Mr. Tschirhart was in private practice handling civil litigation matters including oil and gas and employment law. From 1979 to 1985, he was with Coastal Oil & Gas Corporation and from 1974 to 1979 he was with Shell Oil Company.

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

Except for the information relating to Executive Officers of the Registrant set forth above, the information required by Item 10 of Form 10-K is incorporated herein by reference to the definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on June 9, 2009 (the “Proxy Statement.”)

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

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

(a) (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Amended and Restated Bylaws of ATP, incorporated by reference to Exhibit 3.1 of ATP’s Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP’s Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP’s Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

10.2	Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

10.3	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP’s Report on Form 10-Q for the quarter ended September 30, 2008.

†10.4	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.5	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.6	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and George R. Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

*10.16	All Employee Bonus Policy.

*10.17	Discretionary Bonus Policy.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 of ATP’s Annual Report on Form 10-K for the year ended December 31, 2002.

*23.1	Consent of PricewaterhouseCoopers.

*23.2	Consent of Deloitte & Touche LLP.

*23.3	Consent of Collarini Associates.

*23.4	Consent of Ryder Scott Company, L.P.

*23.5	Consent of DeGolyer and MacNaughton.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith † Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 12, 2009.

Signature	Title

/s/ T. Paul Bulmahn	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
T. Paul Bulmahn

/s/ Albert L. Reese Jr.	Chief Financial Officer (Principal Financial Officer)
Albert L. Reese Jr.

/s/ Keith R. Godwin	Chief Accounting Officer (Principal Accounting Officer)
Keith R. Godwin

/s/ Chris A. Brisack	Director
Chris A. Brisack

/s/ Arthur H. Dilly	Director
Arthur H. Dilly

/s/ Gerard J. Swonke	Director
Gerard J. Swonke

/s/ Walter Wendlandt	Director
Walter Wendlandt

/s/ Burt A. Adams	Director
Burt A. Adams

/s/ Robert J. Karow	Director
Robert J. Karow

/s/ George R. Edwards	Director
George R. Edwards

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ATP Oil & Gas Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders’ equity, of comprehensive operations and of cash flows present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers

Houston, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATP Oil & Gas Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of ATP Oil & Gas Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2008

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$214,993	$199,449
Restricted cash	—	13,981
Accounts receivable (net of allowance of $352 and $382, respectively)	93,915	127,891
Deferred tax asset	39,150	84,110
Derivative asset	15,366	1,286
Other current assets	11,954	15,934

Total current assets	375,378	442,651

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	2,802,315	2,468,523
Unproved properties	14,705	88,415

	2,817,020	2,556,938
Less accumulated depletion, impairment and amortization	(944,817)	(726,358)

Oil and gas properties, net	1,872,203	1,830,580

Furniture and fixtures (net of accumulated depreciation)	470	860
Derivative asset	—	673
Deferred financing costs, net	13,493	19,873
Other assets, net	14,066	12,496

Total assets	$2,275,610	$2,307,133

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$277,914	$270,557
Current maturities of long-term debt	10,500	12,165
Asset retirement obligation	32,854	28,194
Derivative liability	8,114	11,335
Other current liabilities	9,537	23,512

Total current liabilities	338,919	345,763

Long-term debt	1,356,130	1,391,846
Asset retirement obligation	99,254	158,577
Deferred tax liability	101,953	85,256
Derivative liability	1,194	13,242
Deferred revenue	59,229	—
Other liabilities	2,582	2,583

Total liabilities	1,959,261	1,997,267

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,979,170 issued and 35,903,330 outstanding at December 31, 2008; 35,808,188 issued and 35,732,348 outstanding at December 31, 2007	36	36
Additional paid-in capital	400,334	388,250
Retained earnings (Accumulated deficit)	29,644	(92,061)
Accumulated other comprehensive income (loss)	(112,754)	14,552
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	316,349	309,866

Total liabilities and shareholders’ equity	$2,275,610	$2,307,133

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and gas production	$584,823	$599,324	$414,182
Other revenues	33,206	8,611	5,639

	618,029	607,935	419,821

Costs, operating expenses and other:
Lease operating	91,196	91,693	72,446
Exploration	48	13,756	2,231
General and administrative	41,653	32,018	32,976
Depreciation, depletion and amortization	246,434	247,378	169,704
Impairment of oil and gas properties	125,059	34,342	19,520
Accretion of asset retirement obligation	15,566	12,117	8,076
Loss on abandonment	13,289	18,649	9,603
Gain on disposition of properties	(119,233)	—	—
Other, net	(99)	(3,706)	(7)

	413,913	446,247	314,549

Income from operations	204,116	161,688	105,272

Other income (expense):
Interest income	3,476	7,603	4,532
Interest expense, net	(100,729)	(121,302)	(58,018)
Derivative income	89,035	—	—
Loss on extinguishment of debt	(24,220)	—	(28,115)

	(32,438)	(113,699)	(81,601)

Income before income taxes	171,678	47,989	23,671

Income tax (expense) benefit:
Current	(1,969)	1,179	(2,528)
Deferred	(48,004)	(548)	(14,266)

	(49,973)	631	(16,794)

Net income	121,705	48,620	6,877

Preferred stock dividends	—	—	(46,225)

Net income (loss) available to common shareholders	$121,705	$48,620	$(39,348)

Net income (loss) per share available to common shareholders:

Basic	$3.43	$1.58	$(1.33)

Diluted	$3.39	$1.55	$(1.33)

Weighted average number of common shares:
Basic	35,457	30,793	29,693
Diluted	35,868	31,301	29,693

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$121,705	$48,620	$6,877
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation, depletion and amortization	246,434	247,378	169,704
Impairment of oil and gas properties	125,059	34,342	19,520
Gain on disposition of properties	(119,233)	—	—
Accretion of asset retirement obligation	15,566	12,117	8,076
Deferred income taxes	48,004	548	14,266
Dry hole costs	—	10,251	—
Noncash derivative income	(3,976)	(86)	—
Loss on extinguishment of debt	15,370	—	28,115
Stock-based compensation	12,018	7,108	11,477
Amortization of deferred revenue	(22,771)	—	—
Noncash interest expense	14,998	9,874	9,039
Other noncash items, net	13,630	13,705	(753)
Changes in assets and liabilities –
Accounts receivable and other current assets	32,546	(42,766)	(24,904)
Accounts payable and accruals	49,658	(2,195)	20,419
Other assets	(2,041)	(9,508)	(3,322)

Net cash provided by operating activities	546,967	329,388	258,514

Cash flows from investing activities
Additions to oil and gas properties	(917,523)	(849,491)	(577,012)
Proceeds from disposition of properties	471,846	650	—
Decrease (increase) in restricted cash	13,837	14,096	(13,290)
Additions to furniture and fixtures	(170)	(348)	(381)

Net cash used in investing activities	(432,010)	(835,093)	(590,683)

Cash flows from financing activities
Proceeds from long-term debt	1,639,750	574,500	728,500
Payments of long-term debt	(1,680,190)	(244,287)	(4,435)
Deferred financing costs	(15,523)	(14,148)	(24,551)
Issuance of common stock, net of issuance costs	—	226,706	—
Issuance of preferred stock, net of issuance costs	—	—	145,463
Redemption of preferred stock	—	—	(381,083)
Net profits interest payments	(13,397)	—	—
Payments of capital lease	—	(23,950)	(20,869)
Exercise of stock options	33	2,974	4,966

Net cash provided by (used in) financing activities	(69,327)	521,795	447,991

Effect of exchange rate changes on cash and cash equivalents	(30,086)	767	1,204

Increase in cash and cash equivalents	15,544	16,857	117,026
Cash and cash equivalents, beginning of year	199,449	182,592	65,566

Cash and cash equivalents, end of year	$214,993	$199,449	$182,592

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Balance, beginning of year	—	$—	—	$—	175	$184,858
Issuance of preferred stock	—	—	—	—	150	150,000
Preferred dividends	—	—	—	—	—	46,225
Redemption of preferred stock	—	—	—	—	(325)	(381,083)

Balance, end of year	—	$—	—	$—	—	$—

Common Stock
Balance, beginning of year	35,732	$36	30,196	$30	29,592	$29
Issuances of common stock
Secondary offering	—	—	5,000	5	—	—
Exercise of stock options/warrants	8	—	302	1	503	1
Restricted stock	163	—	234	—	101	—

Balance, end of year	35,903	$36	35,732	$36	30,196	$30

Paid-in Capital
Balance, beginning of year		$388,250		$151,467		$139,561
Issuance of capital stock
Secondary offering		—		226,702		—
Exercise of stock options/warrants		66		2,973		4,966
Preferred stock offering costs		—		—		(4,537)
Stock-based compensation		12,018		7,108		11,477

Balance, end of year		$400,334		$388,250		$151,467

Retained Earnings (Accumulated Deficit)
Balance, beginning of year		$(92,061)		$(140,681)		$(101,333)
Net income		121,705		48,620		6,877
Preferred dividends		—		—		(46,225)

Balance, end of year		$29,644		$(92,061)		$(140,681)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$14,552		$26,013		$(4,693)
Other comprehensive income (loss)		(127,306)		(11,461)		30,706

Balance, end of year		$(112,754)		$14,552		$26,013

Treasury Stock, at Cost
Balance, beginning of year	76	$(911)	76	$(911)	76	$(911)

Balance, end of year	76	$(911)	76	$(911)	76	$(911)

Total Shareholders’ Equity		$316,349		$309,866		$35,918

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$121,705	$48,620	$6,877

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of $(5,083), $(271) and $0, respectively)	5,890	888	4,391
Change in fair value of outstanding hedge positions (net of taxes of $12,237, $15,281 and $0, respectively)	(12,677)	(17,266)	(4,080)
Reclassification adjustment for de-designated hedge contracts (net of taxes of $(19,288), $0 and $0, respectively)	21,258	—	—
Foreign currency translation adjustment, net of tax	(141,777)	4,917	30,395

Other comprehensive income (loss)	(127,306)	(11,461)	30,706

Comprehensive income (loss)	$(5,601)	$37,159	$37,583

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit and investments in funds with original maturities of three months or less, stated at market value.

Restricted Cash

The Company’s restricted cash represented a time deposit denominated in Pounds Sterling which secured an irrevocable stand-by letter of credit for our future abandonment obligation with respect to the Wenlock property in the North Sea. During 2008, the letter of credit was cancelled and the deposit was released.

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

We perform impairment analysis whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. Any impairment charge incurred is recorded in accumulated depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.

We recorded impairments during the years ended December 31, 2008, 2007 and 2006 totaling $124.7 million, $34.1 million and $18.5 million, respectively, on certain proved Gulf of Mexico shelf properties, primarily due to reduced commodity prices and reductions in estimates of recoverable reserves. Impairments of unproved properties were $0.4 million, $0.2 million and $1.0 million 2008, 2007 and 2006, respectively, related to surrendered leases.

Management’s assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as commodity price forecasts change, so too will the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

Asset Retirement Obligation

We recognize liabilities associated with the eventual retirement of tangible long-lived assets, upon the acquisition, construction and development of the assets. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Changes in estimates on fully depleted properties are charged directly to loss on abandonment.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our abandonment operations, which could have a material adverse effect on our business, financial condition and results of operations. Increased drilling activity in the Gulf of Mexico and the North Sea decreases the availability of offshore rigs and associated equipment. In periods of increased drilling activity in the Gulf of Mexico and the North Sea, we may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. These costs may increase further and necessary equipment and services may not be available to us at economical prices. For the years ended December 31, 2008, 2007 and 2006, we recorded losses on abandonment of $13.3 million, $18.6 million and $9.6 million, respectively, primarily as a result of unanticipated increases in service costs in the Gulf of Mexico.

We will recognize (i) depletion expense on the additional capitalized costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact,

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if any, of changes in estimates of the liability. Vendor prices for services and equipment related to asset retirement operations in the Gulf of Mexico increased significantly relative to expectations especially during 2007 and the early part of 2008. Consequently, we revised our estimates of retirement costs for our oil and gas properties as needed. The following table sets forth a reconciliation of the beginning and ending asset retirement obligation (in thousands):

	December 31,
	2008	2007	2006
Asset retirement obligation, beginning of year	$186,771	$108,389	$67,364
Liabilities incurred	7,642	31,471	34,984
Liabilities settled	(18,595)	(19,941)	(2,998)
Property dispositions	(17,681)	—	—
Accretion expense	15,566	12,117	8,076
Changes in estimates	(41,595)	54,735	963

Asset retirement obligation, end of year	132,108	186,771	108,389
Less current portion	32,854	28,194	21,297

Total long-term asset retirement obligation, end of year	$99,254	$158,577	$87,092

Capitalized Interest

Interest costs during the development phase of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. During 2008 and 2007, we capitalized $44.6 million and $8.0 million, respectively, of interest costs to oil and gas properties ($42.7 million related to the construction of the ATP Titan at our Telemark development in the Gulf of Mexico and $1.9 million related to the Cheviot property in the U.K.) No interest was capitalized during 2006.

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

For the year ended December 31, 2008, revenues from four purchasers accounted for 32%, 32%, 17% and 10%, respectively, of oil and gas production revenues. For the year ended December 31, 2007, revenues from four purchasers accounted for 36%, 18%, 16% and 11%, respectively, of oil and gas production revenues. For the year ended December 31, 2006, revenues from two purchasers accounted for 43% and 32%, respectively, of oil and gas production revenues. A substantial portion of our oil and gas production revenues in the North Sea are from one customer.

Translation of Foreign Currencies

The local currency is the functional currency for our foreign subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders’ equity. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. At December 31, 2008, accumulated other comprehensive loss included $141.8 million of loss related to cumulative foreign currency translation adjustments.

Insurance Recoveries

When realized, insurance recoveries under our loss of production income policy are reported as other revenues in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows. During 2008, 2007 and 2006, insurance recoveries were $33.2 million, $8.6 million and $5.6 million, respectively, and were related to disruptions caused by Hurricane Ike in 2008 and Hurricanes Rita and Katrina in 2005.

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

Stock-based Compensation

We recognize over the vesting periods compensation expense for share-based compensation granted after January 1, 2006, and a portion of prior period grants that remained unvested as of January 1, 2006.

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. The interest rate on our long-term debt is variable and is based on London Interbank Offered Rates (“LIBOR”) subject to a minimum LIBOR of 3.25%. The fair value of the debt as of December 31, 2008 was approximately $1.094 billion.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

We utilize derivative instruments and fixed-price forward sales contracts with respect to a portion of our expected production, generally not less than 40% or more than 80% of such production in order to manage our exposure to oil and natural gas price volatility. These instruments expose us to risk of financial loss if:

•	production is less than expected for forward sales contracts;

•	the counterparty to the derivative instrument defaults on its contract obligations; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and the actual prices received for our production at the physical sales point.

Our results of operations may be negatively impacted in the future by our derivative instruments and fixed-price forward sales contracts as these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas.

We periodically enter into commodity derivative contracts and fixed-price physical forward contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed-price physical contracts, price swaps and put options, which are generally placed with major financial institutions or with counterparties of high credit quality minimize our credit risks. The oil and natural gas reference prices of these commodity derivative contracts are based upon oil and natural gas market exchanges, which have a high degree of historical correlation with actual prices we receive. All derivative instruments, unless designated as normal purchases and sales, are recorded on the balance sheet at fair value. Due to a series of net settlements during the fourth quarter of 2008, we determined that we could no longer assert the normal purchase normal sale exception on any of our remaining fixed-price physical forward contracts. As a result, we are now accounting for these contracts as derivatives under SFAS 133, similar to our financial swaps and options contracts, with gains and losses recorded as a component of derivative income (expense) in our consolidated statement of operations.

Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. At December 31, 2008 and 2007, accumulated other comprehensive loss included $0.5 million and ($17.3) million of unrealized after-tax gains (losses), respectively, on our cash flow hedges.

From time to time, we utilize foreign currency and interest rate derivative instruments to mitigate risks associated with our foreign operations and borrowings, respectively.

Recently Issued Accounting Pronouncements

During December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the potential impact of adopting this statement.

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those measured on a recurring basis. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt this standard in the first quarter of 2009 and do not anticipate that it will have a material effect on our financial statements.

During the second quarter of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles and was effective in 2008. This statement did not have a material effect on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities, therefore, should be included in computing basic earnings per share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (including interim periods) and all prior period earnings per share data should be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this standard will have no impact on our financial statements.

During October 2008 the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and to provide examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance. Adoption of this standard has had no impact on our financial statements.

During December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•

Economic producibility of oil and gas reserves must be calculated using the unweighted arithmetic average of the first day of the month price for each month within the prior 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities;”

•

Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•

Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

We are currently evaluating the potential impact of adopting the Final Rule.

In February 2009, the FASB voted to issue FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards No. 141(R), Business Combinations (FAS 141(R)). This standard has no impact on our financial statements at this time.

Note 3 — Risks and Uncertainties

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual obligations required under our Term Loans (see Note 6).

In addition, our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, which could materially impact the ultimate quantity of oil and natural gas that we ultimately produce. Approximately 84% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations and cash flows.

We are also vulnerable to certain concentrations that could expose our revenues, profitability, cash flows and access to capital to the risk of a near term severe impact. The size of our operations and our capital expenditures budget limits the number of properties that we can develop in any given year and a substantial portion of our current production is contributed from relatively few wells located offshore in the Gulf of Mexico and in the North Sea. In addition to the numerous risks associated with offshore operations, some of which may not be covered by insurance, these properties are also characterized by rapid production declines, which require us to incur significant capital expenditures to replace declining production. Complications in the development of any single material well or infrastructure installation, including lack of sufficient capital, or if we were to experience operational problems, uninsured events, or a continuation of adverse commodity

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices resulting in the curtailment of production in any of these wells, our current and future production levels would be adversely affected, which may materially affect our financial condition, results of operations and cash flows.

Our Term Loans impose restrictions on us that increase our vulnerability to the adverse economic and industry conditions, and limit our ability to obtain the additional financing required to successfully operate our business. Our inability to satisfy the covenants or other contractual requirements contained in our Term Loans would constitute an event of default. A default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy our obligations. Given current market conditions, our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise additional capital. Further, the current economic conditions could also impact our lenders, customers and hedging counterparties and may cause them to fail to meet their obligations to us with little or no warning.

Although we believe our current projections indicate that we have adequate liquidity to meet our future capital requirements and to remain compliant with the covenants under our Term Loans in 2009, the factors described above create uncertainty. We intend to finance our near-term development projects utilizing cash on hand and cash flows from operations. To the extent we are successful in selling selected assets, we may use the proceeds in excess of our required debt repayments to fund additional development opportunities. We consider the control and flexibility afforded by operating our properties under development to be instrumental to our business plan and strategy. By operating our properties, we retain significant control over the development concept and its timing. Within certain constraints, we can conserve capital by delaying or eliminating capital commitments. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility allows us to match our capital commitments to our available capital resources.

Note 4 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for interest, net of amounts capitalized	$88,429	$106,410	$42,748
Cash paid during the year for income taxes	6,282	8,325	5

Noncash investing and financing activities:
Increase (decrease) in accrued property additions	(22,934)	58,468	24,939
Asset retirement costs increase (decrease)	(33,643)	55,638	18,966
Property acquired in exchange for a net profits interest	—	22,468	—

Note 5 — Oil and Gas Properties

Acquisitions

During 2008, we acquired in the Gulf of Mexico a 100% working interest in Mississippi Canyon (“MC”) Block 304, now part of our Canyon Express Hub, and a 55% working interest in Green Canyon Blocks 299 and 300 (collectively, “Clipper”). Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863, De Soto Canyon Block 355, immediately east of our Canyon Express Hub, and Atwater Valley Blocks 19 and 62, both additions to our Telemark Hub, by the U.S. Department of Interior Minerals Management Service. The total cash paid for these acquisitions was $1.8 million.

During 2007, we acquired undeveloped and developed minerals in place for an aggregate net purchase price of $40.6 million. Significant acquisitions are discussed below.

During 2007, we completed the acquisition of a 50% working interest in Mississippi Canyon (“MC”) Block 305 (“Aconcagua”), a 16.67% working interest in MC Block 348 (“Camden Hills”), and an additional interest in the Canyon Express Pipeline Common System (“Canyon Express”). Both Aconcagua and Camden

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hills, along with MC Block 217 (“King’s Peak”) produce through Canyon Express. Also in 2007, we increased our ownership in Camden Hills by 50.03% in exchange for the assumption of future abandonment liability for which the seller is obligated to pay ATP a total of $12.5 million upon abandonment of the property. Consequently, we recognized a $10.8 million long-term receivable, an asset retirement obligation of $8.3 million and $2.6 million of deferred revenue. As a result of the acquisitions, we now hold a 66.7% working interest in Camden Hills and a 55.09% working interest in the Canyon Express where we are the operator.

Also during 2007, we completed the acquisition of a 100% working interest in the northwest quarter of MC Block 755 (“Anduin”), a 25% working interest in MC Block 754 (“Anduin West”), and a 10% working interest in MC Block 800 (“Gladden”). These properties are located in the vicinity of the MC Block 711 (“Gomez”) development and, if successful, are expected to produce through the ATP Innovator floating production facility. A portion of the acquisition price of MC Block 755 was financed by the seller. The financing was full recourse and initially due on December 31, 2009. However, the amount due was converted to a net profits interest at the time of initial production. As of December 31, 2008, the amount outstanding under the net profits interest was $9.5 million and is included in current liabilities on the consolidated balance sheet.

Other acquisitions in 2007 included Ship Shoal Block 350 and additional interests at South Timbalier Block 77 and High Island Block 74. We were the apparent high bidder and we subsequently acquired a 100% working interest in High Island Block A-580 and East Breaks Block 563 at the MMS offshore lease sale. At the October 2007 MMS lease sale we were the apparent high bidder on two blocks, De Soto Canyon Block 355, immediately east of the Canyon Express area, and Viosca Knoll Block 863. Both of these blocks were subsequently awarded to ATP in 2008.

Dispositions

During the second quarter of 2008, we completed the sale of 5.76 Bcfe of proved Gulf of Mexico reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. The interest is carved out of our net revenue interests in production from MC Blocks 711, 754, 755 and 800. In accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil & Gas Producing Companies,” the sale is accounted for as a volumetric production payment. The net proceeds received were recorded as deferred revenue to be recognized in earnings as the production is delivered and is presented on the consolidated statements of cash flows as proceeds from disposition of oil and gas properties. The reserves associated with the interest have been removed from our proved oil and natural gas reserves.

During October 2008 we finalized a sale to EDF Production UK Limited (“EDF”) of 80% of our working interests in certain producing natural gas properties, leasehold acreage and gathering infrastructures, all located in the U.K. North Sea at the Tors and Wenlock fields. The sale is effective July 1, 2008. The closing of the transaction occurred on December 18, 2008, after which we own a 20% working interest in the Wenlock field and a 17% working interest in the Tors field. The cash received for these assets was £258.2 million (approximately $389.2 million as of the close date) after deducting £6.8 million for transaction costs and fees and adjustment for each party’s share of production proceeds received and expenses paid for periods after July 1, 2008. These assets had a net book value of $270.1 million. In conjunction with this sale, we terminated certain fixed-price physical gas forward sale contracts. We recorded a $119.1 million gain related to this sale.

The parties also entered into a Call Option Agreement in which we granted EDF the option to acquire the remaining 20% of our working interests in the Wenlock and Tors fields. The minimum purchase price payable under the Call Option Agreement was £72.4 million (approximately $104.8 million as of December 31, 2008), subject to being increased based on natural gas prices at the time the option is exercised. The option expired unexercised in February 2009.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-term Debt and Leases

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
Term Loans and revolving credit facility—net of unamortized discount (1)	$1,366,630	$1,202,154
Subordinated Notes	—	201,857

Total	1,366,630	1,404,011
Less current maturities	10,500	12,165

Total long-term debt	$1,356,130	$1,391,846

(1)	These amounts are net of unamortized discount of $35,833 and $0, respectively.

We entered into new senior secured term loan facilities, effective June 27, 2008 (collectively, the “Term Loans”). Key components of the Term Loans included a tranche B-1 Loan of $1.05 billion, maturing July 2014, and a Tranche B-2 Loan of $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion Tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V.

In conjunction with the December 2008 sale of 80% of our working interest in our Tors and Wenlock projects in the U.K. North Sea, and in accordance with the terms of the Asset Sale Facility, we paid $273.3 million toward the Asset Sale Facility leaving a balance of $326.7 million at December 31, 2008. If we complete other Asset Sales, as defined by the Term Loans, we will continue to apply 75% of the Net Cash Proceeds, as defined by the Term Loans, of the Asset Sale toward the repayment of the Asset Sale Facility. Any Asset Sale Facility balance still outstanding is due in its entirety in January 2011.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of July 2013. Borrowings under the Revolver at December 31, 2008 were $31.0 million, and the balance of the borrowing capacity was reserved by $19.0 million of outstanding letters of credit secured by the facility.

The Term Loans carry the following restrictions and covenants (capitalized terms and covenants have the meaning set forth in our credit agreement dated June 27, 2008):

•	Minimum Current Ratio of 1.0 to 1.0;

•	Ratio of Total Net Debt to the Consolidated EBITDAX of not greater than 3.0 to 1.0 at the end of each quarter;

•	Ratio of Consolidated EBITDAX to Consolidated Interest Expense of not less than 2.5 to 1.0 for any four consecutive fiscal quarters;

•

Ratio of pre-tax PV-10 of our total Proved Developed Producing oil and gas reserves using the average of future oil and gas prices for the next three years, to Total Net Debt of at least 0.5 to 1.0 at June 30 and December 31 of any fiscal year;

•

Ratio of pre-tax PV-10 of our Total Proved oil and gas reserves plus 50% of our pre-tax probable oil and gas reserves, both using the average of future oil and gas prices for the next three years, to Total Net Debt of at least 2.5 to 1.0 at June 30 or December 31 of any fiscal year;

•	Commodity Hedging Agreements, based on forecasted production attributable to our proved developed producing reserves of (i) 60% of the projected PDP production from the Oil and Gas

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties of the Borrower and the Subsidiaries for the succeeding twelve calendar months on a rolling twelve calendar month basis and (ii) 40% of such projected PDP production on a rolling basis for the twelve calendar month period subsequent to the twelve calendar month period;

•	Permitted Business Investments during any fiscal year of no more than $150.0 million or 7.5% of PV-10 value of our total proved reserves;

•	Requirement that at least 75% of Net Cash Proceeds from all Asset Sales be applied to the Asset Sale Facility as long as any balance is outstanding on the Asset Sale Facility;

•	Restrictions on certain types of payments including dividends or open market purchases of common stock.

The Term Loans also contain a condition to borrowing and a representation that no material adverse effect (“MAE”) has occurred, which includes (a) a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company and its subsidiaries, taken as a whole, (b) a material impairment of the ability of the Company to perform its obligation under the Term Loans, or (c) a material impairment of the rights of or benefits available to the lenders under the Term Loans. If a MAE were to occur, we would be in default under the Term Loans, which could cause all of our existing indebtedness to become immediately due and payable.

The combined effective interest rate under the Term Loans at December 31, 2008 was approximately 9.86% per annum.

During September 2007, the Company, Credit Suisse (as Administrative Agent for the lenders) and the lenders named therein entered into an Unsecured Subordinated Credit Agreement (the “Subordinated Notes”) for aggregate borrowings of $210.0 million. The borrowings bore annual interest at 11.25%, payable quarterly, and were to mature in September 2011. Such borrowings were subordinated to the borrowings under the then current credit agreement and were repaid in full during 2008.

Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and our ability to maintain future compliance with these covenants. An event of noncompliance with any of the required covenants could result in a mandatory repayment under the Term Loans.

Operating Leases

We have commitments under various administrative and other operating lease agreements. Total rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $0.9 million, $0.9 million and $0.7 million, respectively. At December 31, 2008, the future minimum rental payments due under operating leases are as follow (in thousands):

Year Ending December 31:
2009	$1,042
2010	806
2011	696
2012	166
2013	—
Thereafter	—

Total	$2,710

Note 7 — Equity

Rights Plan

On October 1, 2005, the Board of Directors of ATP authorized the issuance of one preferred share purchase right (a “Right”) with respect to each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company (the “Shareholder Rights Plan”). The rights were issued on

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

During 2007 we issued 5,000,000 shares of common stock and received net proceeds of approximately $226.7 million ($47.00 per share before underwriters’ discounts and commissions and offering expenses). We were required by the then-current credit agreement to apply $56.7 million of the $226.7 million net proceeds from the issuance to reduce the outstanding balance of our Term Loans.

Warrants

At December 31, 2008 and 2007 there were 350,333 warrants outstanding to purchase common stock at $7.25, which will expire in March 2010.

Note 8 — Stock-Based and Other Compensation Plans

In January 2001 the Board of Directors approved the 2000 Stock Plan (the “2000 Plan”) to provide increased incentive for its employees and directors. The 2000 Plan authorizes the granting of options and restricted stock awards for up to 4,000,000 shares of common stock. Generally, options are granted at prices equal to at least 100% of the fair value of the stock at the date of grant, expire not later than five years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Board of Directors, options with differing terms have also been granted. We recognized stock option compensation expense of $2.6 million, $1.7 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Weighted average volatility	53%	36%	51%
Expected term (in years)	3.8	3.8	3.8
Risk-free rate	2.2%	4.0%	4.6%
Weighted average fair value of options – grant date	$6.31	$15.22	$16.21

Volatilities are based on the historical volatility of our closing common stock price. Expected term of options granted is derived from output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted in 2008, 2007 and 2006 is estimated using the simplified method because they are homogeneous and the Company has insufficient option exercise history to refine its expectations. The risk-free rate for periods within the contractual life of the options is based on the comparable U.S. Treasury rates in effect at the time of each grant. The aggregate intrinsic values of options exercised during the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $4.2 million and $14.9 million, respectively. The following table sets forth a summary of option transactions for the year ended December 31, 2008:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of year	800,069	$33.83
Granted	639,350	17.06
Exercised	(7,750)	8.58
Forfeited	(26,314)	42.03

Outstanding at end of year	1,405,355	26.18	$180	3.5

Vested and expected to vest	1,277,890	26.17	$163	3.4

Options exercisable at end of year	361,062	29.22	$—	2.0

(1)	Based upon the difference between the market price of the common stock on the last trading day of the year and the option exercise price of in-the-money options.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of ATP’s nonvested stock options as of December 31, 2008 and changes during the year is presented below:

	Number of Options	Weighted Average Grant-date Fair Value
Nonvested at beginning of year	662,967	$11.63
Granted	639,350	6.31
Vested	(231,710)	10.24
Forfeited	(26,314)	14.25

Nonvested at end of year	1,044,293	8.61

At December 31, 2008, unrecognized compensation expense related to nonvested stock option grants totaled $4.8 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 3.0 years.

Restricted stock grants vest over a three-year period, are subject to forfeiture, and cannot be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. During the years ended December 31, 2008, 2007 and 2006, we recognized aggregate compensation expense of $8.9 million, $5.4 million and $9.6 million, respectively, related to outstanding restricted stock grants.

The following table sets forth the changes in nonvested restricted stock for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value (1) ($000)
Nonvested at beginning of year	305,789	$43.79
Granted	163,232	39.87
Forfeited	—	—
Vested	(123,316)	39.58

Nonvested at end of year	345,705	43.44	$2,022

(1)	Based upon the closing market price of the common stock on the last trading day of the year.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, unrecognized compensation expense related to restricted stock totaled $6.7 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.0 years.

We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Our matching contributions to the plan were approximately $211,000, $269,000 and $218,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We also have a defined contribution plan for our U.K. employees. We currently contribute 4% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.) and to U.K. rules on taxation. For the years ended December 31, 2008, 2007 and 2006, we contributed approximately $32,000, $28,000 and $22,000, respectively.

Note 9 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common shareholders by the weighted average number of shares of common stock (other than nonvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of shares assuming all in-the-money options and warrants would have been exercised and vesting of restricted stock. Potential common shares are excluded from the computation of weighted average common shares outstanding when their effect is antidilutive. In the table below, stock-based awards for 494,000, 103,000 and 709,000 average shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the diluted EPS calculation because their inclusion would have been antidilutive.

Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Income
Net income	$121,705	$48,620	$6,877
Less preferred dividends	—	—	(46,225)

Net income (loss) available to common shareholders	$121,705	$48,620	$(39,348)

Shares outstanding
Weighted average shares outstanding—basic	35,457	30,793	29,693
Effect of potentially dilutive securities—stock options and warrants	253	453	—
Unvested restricted stock	158	55	—

Weighted average shares outstanding—diluted	35,868	31,301	29,693

Net income (loss) per share available to common shareholders:
Basic	$3.43	$1.58	$(1.33)

Diluted	$3.39	$1.55	$(1.33)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(1,326)	$161	$(570)
Foreign	(643)	1,018	(1,958)

	(1,969)	1,179	(2,528)

Deferred:
Federal	$(42,184)	$(22,380)	$(4,108)
Foreign	(5,820)	70	(15,460)

	(48,004)	(22,310)	(19,568)

Valuation allowance	—	21,762	5,302

Total (expense) benefit	$(49,973)	$631	$(16,794)

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$105,793	$58,259	$1,506
Foreign	65,885	(10,270)	22,165

	$171,678	$47,989	$23,671

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%
Nondeductible and other	1.77	1.87	9.97
Foreign operations	(7.65)	7.17	46.73
Valuation allowance	—	(45.35)	(20.75)

	29.12%	(1.31)%	70.95%

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008
	U.S.	Foreign	Total
Deferred tax asset:
Net operating loss carry forwards	$54,102	$77,121	$131,223
Unrealized derivative loss	—	2,877	2,877
Alternative minimum tax credit	1,841	—	1,841
Stock-based compensation	4,080	—	4,080
Asset retirement obligation	10,564	—	10,564
Other	604	—	604
Valuation allowance	(3,025)	—	(3,025)

Deferred tax asset	68,166	79,998	148,164

Deferred tax liability:
Oil and gas property basis differences	(100,740)	(99,999)	(200,739)
Unrealized derivative gain	(5,802)	—	(5,802)
Other	(4,426)	—	(4,426)

Deferred tax liability	(110,968)	(99,999)	(210,967)

Net deferred tax liability	(42,802)	(20,001)	(62,803)
Less net current deferred tax asset	35,740	3,410	39,150

Noncurrent deferred tax liability	$(78,542)	$(23,411)	(101,953)

	December 31, 2007
	U.S.	Foreign	Total
Deferred tax asset:
Net operating loss carry forwards	$78,827	$253,426	$332,253
Unrealized derivative loss	2,727	12,289	15,016
Alternative minimum tax credit	515	—	515
Stock-based compensation	2,075	—	2,075
Asset retirement obligation	5,913	—	5,913
Other	618	—	618
Valuation allowance	(3,025)	—	(3,025)

Deferred tax asset	87,650	265,715	353,365

Deferred tax liability:
Oil and gas property basis differences	(84,897)	(268,971)	(353,868)
Unrealized derivative gain	(424)	—	(424)
Other	(218)	—	(218)

Deferred tax liability	(85,539)	(268,971)	(354,510)

Net deferred tax asset (liability)	2,111	(3,256)	(1,145)
Less net current deferred tax asset	84,110	5,978	90,088

Noncurrent deferred tax liability	$(81,999)	$(9,234)	(91,233)

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. As of December 31, 2008 and 2007, for U.S. tax provision purposes, we have provided valuation allowance for that portion of excess tax benefits resulting from stock options and restricted stock outstanding as of the date we adopted SFAS No. 123(R). Additionally, the deferred tax asset related to the U.S. net operating loss carry forwards (“NOLs”) as disclosed does not include an additional $19.5 million of net operating loss, as we anticipate we will include this amount in our 2008 U.S. net operating loss carry forwards in relation to excess tax benefits on stock option exercises and restricted stock vested during the fiscal year ended December 31, 2008.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008 and 2007, we had NOLs for financial statement purposes of approximately $154.6 million and $225.2 million, respectively, which are available to offset future taxable income through 2028, subject to the Section 382 limitation discussed below. ATP (UK) had NOLs of $197.2 million and $496.0 million available for corporate tax carry-back at December 31, 2008 and 2007, respectively, which are presented in Foreign Operations above. During 2007 we experienced a change in control, as defined in I.R.C. Section 382, which subjects a limitation on the amount of NOLs that we may use to offset taxable income in any tax year. The NOLs we utilized to offset 2008 taxable income of $66.7 million were well below the limitation calculated under those rules.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, two states, the United Kingdom and the Netherlands. Our open tax years in our major jurisdictions are from 2001 to current. As of December 31, 2008, we are not aware of any uncertain tax positions requiring adjustments to our tax liability. If applicable, we will record to the income tax provision any interest and penalties related to unrecognized tax positions.

Note 11 — Commitments and Contingencies

During September 2008 Hurricane Ike caused only minimal damage to our facilities; however, it caused wide-spread damage to a primary sales pipeline owned and operated by a third party. This resulted in production curtailments which significantly impacted our cash flows for several months. For the year ended December 31, 2008, ATP recognized $33.2 million of revenues from proceeds realized under our Loss of Production Income (“LOPI”) insurance policies. Such amounts are included in other revenues.

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

In the normal course of business we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At December 31, 2008 the aggregate amount of such contingent commitments was $9.6 million.

The development, production and sale of oil and natural gas in the Gulf of Mexico and in the North Sea are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations.

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Derivative Instruments and Price Risk Management Activities

At December 31, 2008, we had financial derivative contracts in place for the following natural gas volumes (MMBtu):

Period	Type	Volumes	Price	Net Fair Value Asset (Liability)
			$/Unit	($000)
North Sea
2009	Swaps	5,892,250	6.31	(7,167)

2009	Fixed-price physical	427,500	6.21	(947)

2010	Swaps	450,000	6.73	(1,194)

Gulf of Mexico
2009	Fixed-price physical	8,175,000	8.04	15,366

In 2008, as a result of the sale of the limited-term overriding royalty interest and changes in forecasts of production, we determined it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we de-designated some of these instruments as hedges, which resulted in reclassification of $40.5 million of net unrealized losses ($21.2 million after tax) from accumulated other comprehensive income to derivative expense in the consolidated statement of operations. Subsequent changes to the fair value of these instruments are reflected as derivative income (expense) in the consolidated statement of operations.

During 2008, we terminated certain of our financial swaps, collars and put options contracts prior to their scheduled settlement dates, resulting in realized gains of $37.2 million recorded as a component of derivative income (expense) in our consolidated statement of operations.

During the fourth quarter of 2008, we net settled certain of our fixed-price physical sales contracts which had historically been designated for the normal purchase normal sale exception under SFAS 133. These net settlements were a result of shortfalls in our underlying production available to satisfy these contracts due to production shut-ins caused by Hurricane Ike and the sale of a large interest in our UK properties. We also accepted certain opportunistic net settlement offers made by certain of our contract counterparties during the fourth quarter. As a result, we realized a gain of $46.7 million associated with the cash received upon net settlement of these contracts. In addition, because we can no longer assert that our remaining contracts will result in physical delivery, we began accounting for our open fixed-price physical forward contracts as derivatives, resulting in the recognition of a derivative asset of $14.4 million with an offsetting gain recorded as a component of derivative income (expense) in our consolidated statement of operations.

In January 2008, we entered into a cash flow hedge using an interest rate swap on, initially, $500.0 million of principal which locked the LIBOR portion of the interest rate on our then-outstanding first lien borrowings at 3.1% until February 15, 2010. As mentioned above, in the second quarter 2008, we refinanced the first lien borrowings and assumed different interest obligations. Accordingly, we de-designated as a hedge the interest rate swap because we did not expected it to be highly effective at offsetting the variability in the interest payments required under the new Term Loans. This resulted in reclassification of $49,000 of net unrealized losses ($32,000 after tax) from accumulated other comprehensive income to derivative expense in the consolidated statement of earnings. During July 2008, we terminated the interest rate swap and received $50,000.

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

	Gulf of Mexico	North Sea	Total
2008
Revenues	$521,463	$96,566	$618,029
Depreciation, depletion and amortization	152,246	94,188	246,434
Impairment of oil and gas properties	125,059	—	125,059
Gain on disposition of properties	160	119,073	119,233
Income from operations	113,254	90,862	204,116
Interest income	1,344	2,132	3,476
Interest expense, net	100,729	—	100,729
Derivative income (expense)	96,507	(7,472)	89,035
Loss on extinguishment of debt	24,220	—	24,220
Income tax expense	43,510	6,463	49,973
Additions to oil and gas properties	774,925	136,034	910,959
Total assets	1,954,302	321,308	2,275,610

2007
Revenues	$502,904	$105,031	$607,935
Depreciation, depletion and amortization	184,808	62,570	247,378
Impairment of oil and gas properties	25,370	8,972	34,342
Income from operations	154,411	7,277	161,688
Interest income	5,284	2,319	7,603
Interest expense, net	121,302	—	121,302
Income tax (expense) benefit	(457)	1,088	631
Additions to oil and gas properties	768,773	253,161	1,021,934
Total assets	1,666,821	640,312	2,307,133

2006
Revenues	$327,609	$92,212	$419,821
Depreciation, depletion and amortization	126,708	42,996	169,704
Impairment of oil and gas properties	19,520	—	19,520
Income from operations	80,368	24,904	105,272
Interest income	3,827	705	4,532
Interest expense	57,978	40	58,018
Loss on extinguishment of debt	28,115	—	28,115
Income tax expense	570	16,224	16,794
Additions to oil and gas properties	379,712	281,639	661,351
Total assets	983,147	463,911	1,447,058

Note 14 — Fair Value Measurements

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the gas swap-U.K. and gas fixed-price physical contracts is classified as Level 3 based on the significant unobservable inputs into our expected present value model. The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during 2008 (in thousands):

	Financial Gas Swap U.K.	Gas Fixed- Price Physical U.S.	Gas Fixed- Price Physical U.K.	Total
Balance at beginning of year	$(24,577)	$—	$—	$(24,577)
Total loss included in other comprehensive income	(1,058)	—	—	(1,058)
Derivative income (expense)	5,078	15,366	(947)	19,497
Settlements	12,196	—	—	12,196

Balance at December 31, 2008	$(8,361)	$15,366	$(947)	$6,058

Changes in unrealized income (loss) included in earnings relating to derivatives still held at December 31, 2008	$6,953	$15,366	$(947)	$21,372

Note 15 —Subsequent Event

On February 27, 2009, along with GE Energy Financial Services (“GE”), we jointly announced the formation of ATP Infrastructure Partners, L.P. (“ATP-IP”) to own the ATP Innovator. The transaction was completed on March 6, 2009 when we contributed the ATP Innovator for a 49% limited partner interest and a 2% general partner interest. GE contributed $150.0 million to ATP-IP for a 49% limited partner interest. The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator in accordance with the terms of the partnership agreements. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves. Under the partnership agreements, ATP will pay to ATP-IP a per unit charge for all hydrocarbons processed by the ATP Innovator, and all partners will be entitled to future quarterly cash distributions in accordance with the provisions of the agreement.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 —Supplemental Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$226,934	$191,809	$118,347	$80,939
Costs, expenses and other (3)	128,044	117,527	91,766	76,576
Income from operations (3)	98,890	74,282	26,581	4,363
Net income available to common shareholders (4)	46,845	(11,780)	36,483	50,157
Net income per common share:
Basic (2)	$1.31	$(0.33)	$1.03	$1.41
Diluted (2)	$1.29	$(0.33)	$1.02	$1.41

2007
Revenues	$146,347	$132,153	$116,738	$212,697
Costs, expenses and other (1)	87,005	98,686	89,476	171,080
Income from operations (1)	59,342	33,467	27,262	41,617
Net income available to common shareholders (1)	27,434	6,125	2,321	12,740
Net income per common share:
Basic (2)	$0.89	$0.20	$0.08	$0.39
Diluted (2)	$0.92	$0.20	$0.08	$0.38

(1)	Included here is an $18.3 million loss on abandonment in the fourth quarter.
(2)	The sum of the per share amounts per quarter does not equal the total for the year due to changes in the average number of common shares outstanding.
(3)	Included here is a $119.2 million gain on disposal of properties and $125.1 of impairment of and oil and gas properties in the fourth quarter.
(4)	Included here is $98.2 million of derivative income in the fourth quarter.

Statements of Cash Flows

During the fourth quarter of 2008, we discovered errors in each of our statements of cash flows included in our previously filed Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2008. This was the result of not properly considering the application of wire transfer payments in the determination of accrued capital expenditures. The net change in accrued capital expenditures is excluded as a noncash operating and investing activity. This resulted in an understatement of operating cash inflows and an understatement of investing cash outflows in each of the year-to-date cash flows statements included in the respective 10-Q filings. These errors did not exist in prior annual periods and are limited to the consolidated statements of cash flows filed for the first three quarters of 2008.

The information about cash inflows and (outflows) that follows is for only those consolidated statement of cash flow line items affected by the restatement (in thousands):

	Three Months Ended March 31, 2008		Six Months Ended June 30, 2008		Nine Months Ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Accounts payable and accruals	$(29,278)	$5,753	$(137,089)	$(24,474)	$(196,999)	$(49,644)
Net cash provided by operating activities	126,649	161,680	164,792	277,407	253,348	400,703

Additions to oil and gas properties	$(215,021)	$(250,052)	$(349,008)	$(461,623)	$(544,176)	$(691,531)
Net cash used in investing activities	(215,068)	(250,099)	(266,651)	(379,266)	(447,797)	(595,152)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the affected year-to-date statements of cash flows for the first three quarterly periods of 2008, in their entirety, on a restated basis:

	Three Months Ended March 31, 2008	Six Months Ended June 30, 2008	Nine Months Ended September 30, 2008
Cash flows from operating activities
Net income	$46,845	$35,065	$71,548
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation, depletion and amortization	89,399	169,272	222,097
Gain on disposition of properties	—	—	(160)
Accretion of asset retirement obligation	4,300	8,581	12,792
Deferred income taxes	12,710	2,848	15,092
Derivative income (expense)	—	49,054	23,435
Loss on extinguishment of debt	—	15,370	15,370
Stock-based compensation	2,923	5,795	9,071
Amortization of deferred revenue	—	(6,856)	(19,451)
Noncash interest expense	4,526	8,942	12,751
Other noncash items, net	1,321	2,859	1,855
Changes in assets and liabilities –
Accounts receivable and other current assets	(6,097)	10,938	85,947
Accounts payable and accruals	5,753	(24,474)	(49,644)
Other assets	—	13	—

Net cash provided by operating activities	161,680	277,407	400,703

Cash flows from investing activities
Additions to oil and gas properties	(250,052)	(461,623)	(691,531)
Proceeds from disposition of properties	—	82,450	82,644
Decrease in restricted cash	—	—	13,864
Additions to furniture and fixtures	(47)	(93)	(129)

Net cash used in investing activities	(250,099)	(379,266)	(595,152)

Cash flows from financing activities
Proceeds from long-term debt	—	1,608,750	1,608,750
Payments of long-term debt	(3,042)	(1,401,653)	(1,404,278)
Deferred financing costs	—	(15,391)	(15,523)
Net profits interest payments	(3,583)	(10,871)	(13,602)
Exercise of stock options	28	28	33

Net cash provided by (used in) financing activities	(6,597)	180,863	175,380

Effect of exchange rate changes on cash and cash equivalents	139	(130)	(2,022)

Increase (decrease) in cash and cash equivalents	(94,877)	78,874	(21,091)
Cash and cash equivalents, beginning of period	199,449	199,449	199,449

Cash and cash equivalents, end of period	$104,572	$278,323	$178,358

Noncash investing and financing activities
Decrease in accrued property additions	$61,036	$44,942	$11,179
Asset retirement costs capitalized	781	3,176	4,313

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves and Related Financial Data (Unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

The following table summarizes capitalized costs related to our oil and gas operations (in thousands):

	Gulf of Mexico	North Sea	Total
2006
Oil and gas properties:
Unproved	$54,012	$2,177	$56,189
Proved	1,019,324	463,839	1,483,163
Accumulated depletion, impairment and amortization	(378,523)	(65,184)	(443,707)

	$694,813	$400,832	$1,095,645

2007
Oil and gas properties:
Unproved	$86,301	$2,114	$88,415
Proved	1,743,909	724,614	2,468,523
Accumulated depletion, impairment and amortization	(587,360)	(138,998)	(726,358)

	$1,242,850	$587,730	$1,830,580

2008
Oil and gas properties:
Unproved	$13,172	$1,533	$14,705
Proved	2,550,856	251,459	2,802,315
Accumulated depletion, impairment and amortization	(863,826)	(80,991)	(944,817)

	$1,700,202	$172,001	$1,872,203

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2008, 2007 and 2006 (in thousands):

	Gulf of Mexico	North Sea	Total
2006
Property acquisition costs:
Proved	$39,226	$—	$39,226
Unproved	5,147	—	5,147
Development costs	310,574	290,637	601,211
Exploratory costs	40,449	—	40,449

Oil and gas expenditures	$395,396	$290,637	$686,033

2007
Property acquisition costs:
Proved	$41,769	$—	$41,769
Unproved	528	—	528
Development costs	641,402	198,932	840,334
Exploratory costs	102,725	61,943	164,668

Oil and gas expenditures	$786,424	$260,875	$1,047,299

2008
Property acquisition costs:
Proved	$2,462	$—	$2,462
Unproved	1,466	—	1,466
Development costs	714,704	105,809	820,513
Exploratory costs	28,596	—	28,596

Oil and gas expenditures	$747,228	$105,809	$853,037

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

	Gulf of Mexico	North Sea	Total

2006
Oil and gas production	$321,970	$92,212	$414,182
Other revenues	5,639	—	5,639

Total revenues	327,609	92,212	419,821

Lease operating	54,775	17,671	72,446
Exploration	1,465	766	2,231
Depreciation, depletion and amortization	126,365	42,781	169,146
Impairment of oil and gas properties	19,520	—	19,520
Accretion of asset retirement obligation	6,068	2,008	8,076
Loss on abandonment	9,603	—	9,603

Income before income taxes	109,813	28,986	138,799
Income tax expense	(38,435)	(12,845)	(51,280)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$71,378	$16,141	$87,519

2007
Oil and gas production	$494,293	$105,031	$599,324
Other revenues	8,611	—	8,611

Total revenues	502,904	105,031	607,935

Lease operating	72,750	18,943	91,693
Exploration	12,930	826	13,756
Depreciation, depletion and amortization	184,808	62,570	247,378
Impairment of oil and gas properties	25,370	8,972	34,342
Accretion of asset retirement obligation	8,486	3,631	12,117
Loss on abandonment	18,649	—	18,649

Income before income taxes	179,911	10,089	190,000
Income tax expense	(62,969)	(5,045)	(68,014)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$116,942	$5,044	$121,986

2008
Oil and gas production	$488,258	$96,565	$584,823
Other revenues	33,206	—	33,206

Total revenues	521,464	96,565	618,029

Lease operating	67,262	23,934	91,196
Exploration	48	—	48
Depreciation, depletion and amortization	151,996	93,973	245,969
Impairment of oil and gas properties	125,059	—	125,059
Accretion of asset retirement obligation	12,412	3,154	15,566
Loss on abandonment	13,289	—	13,289
Gain on disposal of properties	(160)	(119,073)	(119,233)

Income before income taxes	151,558	94,577	246,135
Income tax expense	(53,045)	(47,289)	(100,334)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$98,513	$47,288	$145,801

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

In all years presented, 100% of our reserves were prepared by independent petroleum engineers. As of December 31, 2008, we use Ryder Scott Company, L.P., DeGolyer and MacNaughton and Collarini Associates. The following table sets forth our net proved oil and gas reserves at December 31, 2005, 2006, 2007 and 2008 and the changes in net proved oil and gas reserves for the years ended December 31, 2006, 2007 and 2008:

See Note 2–Recently Issued Accounting Pronouncements for a discussion of the new SEC rule “Modernization of Oil and Gas Reporting.”

	Natural Gas (MMcf)			Oil, Condensate and Natural Gas Liquids (MBbls)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Reserves at December 31, 2005	163,547	189,555	353,102	11,414	17,652	29,066
Revisions of previous estimates	(27,532)	(5,290)	(32,822)	6,417	(79)	6,338
Purchases of minerals in place	26,533	—	26,533	18,289	—	18,289
Extensions and discoveries	13,637	—	13,637	855	—	855
Production	(19,195)	(12,029)	(31,224)	(3,250)	(23)	(3,273)

Proved Reserves at December 31, 2006	156,990	172,236	329,226	33,725	17,550	51,275
Revisions of previous estimates	10,511	(16,956)	(6,445)	7,785	24	7,809
Purchases of minerals in place	27,408	—	27,408	1,648	—	1,648
Extensions and discoveries	17,650	25,384	43,034	3,659	—	3,659
Production	(24,926)	(12,087)	(37,013)	(4,475)	(23)	(4,498)

Proved Reserves at December 31, 2007	187,633	168,577	356,210	42,342	17,551	59,893
Revisions of previous estimates	23,753	18,668	42,421	(1,308)	8,017	6,709
Purchases of minerals in place	11,173	—	11,173	1,944	—	1,944
Extensions and discoveries	6,339	—	6,339	1,795	—	1,795
Sales of minerals in place (1)	(1,380)	(61,156)	(62,536)	(730)	(31)	(761)
Production	(16,759)	(15,103)	(31,862)	(4,232)	(35)	(4,267)

Proved Reserves at December 31, 2008	210,759	110,986	321,745	39,811	25,502	65,313

(1)	The effect of the sale of the Tors and Wenlock fields is shown here for the North Sea.

Standardized Measure

	Natural Gas (MMcf)			Oil, Condensate and Natural Gas Liquids (MBbls)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Developed Reserves at
December 31, 2006	83,099	47,695	130,794	13,839	3	13,842
December 31, 2007	69,845	93,317	163,162	14,111	1	14,112
December 31, 2008	57,645	8,233	65,878	7,578	4	7,582

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for years ended December 31, is shown below (in thousands):

	Gulf of Mexico	North Sea	Total
2006
Future cash inflows	$2,713,100	$1,811,271	$4,524,371
Future operating expenses	(323,248)	(340,167)	(663,415)
Future development costs	(959,078)	(954,284)	(1,913,362)
Future income taxes	(296,080)	(92,183)	(388,263)

Future net cash flows	1,134,694	424,637	1,559,331
10% annual discount	(289,524)	(254,729)	(544,253)

Standardized measure of discounted future net cash flows	$845,170	$169,908	$1,015,078

2007
Future cash inflows	$5,119,273	$3,019,721	$8,138,994
Future operating expenses	(462,537)	(460,667)	(923,204)
Future development costs	(1,104,106)	(837,655)	(1,941,761)
Future income taxes	(828,384)	(596,611)	(1,424,995)

Future net cash flows	2,724,246	1,124,788	3,849,034
10% annual discount	(698,689)	(510,378)	(1,209,067)

Standardized measure of discounted future net cash flows	$2,025,557	$614,410	$2,639,967

2008
Future cash inflows	$2,946,012	$2,014,704	$4,960,716
Future operating expenses	(586,559)	(320,587)	(907,146)
Future development costs	(785,225)	(624,259)	(1,409,484)
Future income taxes	(272)	(409,535)	(409,807)

Future net cash flows	1,573,956	660,323	2,234,279
10% annual discount	(620,621)	(485,576)	(1,106,197)

Standardized measure of discounted future net cash flows	$953,335	$174,747	$1,128,082

Future cash inflows are computed by applying year-end prices of oil and gas to the year-end estimated future production of proved oil and gas reserves. The base prices used for the standardized measure calculation were public market prices on December 31, 2008 adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions and year-end prices. We will incur significant capital expenditures in the development of our Gulf of Mexico and North Sea oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted future net cash flows is the future net cash flows less the computed discount.

Changes in Standardized Measure

The following base prices were used in determining the standardized measure as of December 31:

	Natural Gas ($/Mcf)			Oil, Condensate and Natural Gas Liquids ($/Bbl)
	Gulf of Mexico	U.K. North Sea	Dutch North Sea	Gulf of Mexico	U.K. North Sea	Dutch North Sea
2006	$5.64	$4.72	$8.54	$61.05	$61.49	$66.87
2007	6.80	10.09	9.59	96.00	78.68	89.84
2008	5.71	8.77	12.60	44.60	45.59	32.14

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Changes in standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below (in thousands):

	Gulf of Mexico	North Sea	Total
2006
Beginning of year	$1,100,854	$764,726	$1,865,580

Sales of oil and gas, net of production costs	(266,663)	(74,541)	(341,204)
Net changes in income taxes	66,437	488,796	555,233
Net changes in price and production costs	(502,759)	(835,690)	(1,338,449)
Revisions of quantity estimates	53,283	(18,842)	34,441
Extensions and discoveries	86,468	—	86,468
Accretion of discount	139,250	129,184	268,434
Development costs incurred	67,750	344,158	411,908
Changes in estimated future development costs	(13,336)	(186,158)	(199,494)
Purchases of minerals in place	168,595	—	168,595
Changes in production rates, timing and other	(54,709)	(441,725)	(496,434)

	(255,684)	(594,818)	(850,502)

	$845,170	$169,908	$1,015,078

2007
Beginning of year	$845,170	$169,908	$1,015,078

Sales of oil and gas, net of production costs	(421,468)	(85,190)	(506,658)
Net changes in income taxes	(378,036)	(215,728)	(593,764)
Net changes in price and production costs	1,000,519	450,636	1,451,155
Revisions of quantity estimates	457,626	(63,985)	393,641
Extensions and discoveries	334,880	165,548	500,428
Accretion of discount	107,038	20,823	127,861
Development costs incurred	378,654	90,097	468,751
Changes in estimated future development costs	(319,454)	16,959	(302,495)
Purchases of minerals in place	180,636	—	180,636
Changes in production rates, timing and other	(160,008)	65,342	(94,666)

	1,180,387	444,502	1,624,889

End of year	$2,025,557	$614,410	$2,639,967

	Gulf of Mexico	North Sea	Total
2008
Beginning of year	$2,025,557	$614,410	$2,639,967

Sales of oil and gas, net of production costs	(420,996)	(80,910)	(501,906)
Net changes in income taxes	603,152	107,107	710,259
Net changes in price and production costs	(1,583,177)	(104,474)	(1,687,651)
Revisions of quantity estimates	61,923	249,086	311,009
Extensions and discoveries	(5,529)	—	(5,529)
Accretion of discount	262,881	86,846	349,727
Development costs incurred	472,019	87,000	559,019
Changes in estimated future development costs	45,200	87	45,287
Purchases of minerals in place	(12,095)	—	(12,095)
Sales of minerals in place	(67,704)	(462,375)	(530,079)
Changes in production rates, timing and other	(427,896)	(322,030)	(749,926)

	(1,072,222)	(439,663)	(1,511,885)

End of year	$953,335	$174,747	$1,128,082

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2008

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
2006
Allowance for doubtful accounts	$367	$126	$(84)	$—	$409
Valuation allowance on deferred tax assets	30,262	(5,302)	166	—	25,126

2007
Allowance for doubtful accounts	$409	$(27)	$—	$—	$382
Valuation allowance on deferred tax assets	25,126	(21,762)	(339)	—	3,025

2008
Allowance for doubtful accounts	$382	$—	$—	$(30)	$352
Valuation allowance on deferred tax assets	3,025	—	—	—	3,025

S-1