Form 10-Q
period 2009-03-31
ATP OIL & GAS CORP
filed 2009-05-11
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of May 1, 2009, was 36,017,614.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$103,380	$214,993
Restricted cash	13,500	—
Accounts receivable (net of allowance of $352 and $352, respectively)	74,485	93,915
Deferred tax asset	36,167	39,150
Derivative asset	20,194	15,366
Other current assets	18,077	11,954

Total current assets	265,803	375,378

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	2,956,315	2,802,315
Unproved properties	15,593	14,705

	2,971,908	2,817,020
Less accumulated depletion, depreciation, impairment and amortization	(977,545)	(944,817)

Oil and gas properties, net	1,994,363	1,872,203

Furniture and fixtures (net of accumulated depreciation)	479	470
Deferred financing costs, net	12,556	13,493
Other assets, net	14,235	14,066

Total assets	$2,287,436	$2,275,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accruals	$192,735	$277,914
Current maturities of long-term debt	10,500	10,500
Asset retirement obligation	36,305	32,854
Derivative liability	460	8,114
Deferred tax liability	20	—
Other current liabilities	9,837	9,537

Total current liabilities	249,857	338,919
Long-term debt	1,324,927	1,356,130
Asset retirement obligation	97,548	99,254
Deferred tax liability	100,202	101,953
Derivative liability	2,703	1,194
Deferred revenue	47,870	59,229
Other liabilities	2,582	2,582

Total liabilities	1,825,689	1,959,261

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 36,093,454 issued and 36,017,614 outstanding at March 31, 2009; 35,979,170 issued and 35,903,330 outstanding at December 31, 2008	36	36
Additional paid-in capital	402,531	400,334
Retained earnings	31,280	29,644
Accumulated other comprehensive loss	(110,100)	(112,754)
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	322,836	316,349
Noncontrolling interest	138,911	—

Total equity	461,747	316,349

Total liabilities and equity	$2,287,436	$2,275,610

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Oil and gas production	$68,256	$226,037
Other revenues	13,664	897

	81,920	226,934

Costs, operating expenses and other:
Lease operating	20,214	24,618
Exploration	174	141
General and administrative	11,103	9,236
Depreciation, depletion and amortization	39,398	89,399
Impairment of oil and gas properties	8,049	—
Accretion of asset retirement obligation	2,904	4,300
Loss on abandonment	997	377
Loss on disposition of properties	148	—
Other, net	—	13

	82,987	128,084

Income (loss) from operations	(1,067)	98,850

Other income (expense):
Interest income	213	1,228
Interest expense, net	(12,623)	(28,127)
Derivative income	16,245	40

	3,835	(26,859)

Income before income taxes	2,768	71,991

Income tax (expense) benefit:
Current	(378)	(12,436)
Deferred	1,252	(12,710)

	874	(25,146)

Net income	3,642	46,845
Less: Net income attributable to the noncontrolling interest	(2,006)	—

Net income attributable to common shareholders	$1,636	$46,845

Net income per share attributable to common shareholders:
Basic	$0.05	$1.31

Diluted	$0.05	$1.29

Weighted average number of common shares:
Basic	35,618	35,824
Diluted	35,706	36,247

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(Restated)
Cash flows from operating activities
Net income	$3,642	$46,845
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation, depletion and amortization	39,398	89,399
Impairment of oil and gas properties	8,049	—
Accretion of asset retirement obligation	2,904	4,300
Deferred income taxes	(1,252)	12,710
Derivative expense	116	—
Stock-based compensation	2,195	2,923
Amortization of deferred revenue	(11,359)	—
Noncash interest expense	3,734	4,526
Other noncash items, net	1,210	1,321
Changes in assets and liabilities –
Accounts receivable and other current assets	17,720	(6,097)
Accounts payable and accruals	(43,472)	5,753

Net cash provided by operating activities	22,885	161,680

Cash flows from investing activities
Additions to oil and gas properties	(234,452)	(250,052)
Increase in restricted cash	(13,500)	—
Additions to furniture and fixtures	(88)	(47)

Net cash used in investing activities	(248,040)	(250,099)

Cash flows from financing activities
Payments of long-term debt	(33,812)	(3,042)
Net profits interest payments	—	(3,583)
Sale of noncontrolling interest	148,751	—
Exercise of stock options	—	28

Net cash provided by (used in) financing activities	114,939	(6,597)

Effect of exchange rate changes on cash and cash equivalents	(1,397)	139

Decrease in cash and cash equivalents	(111,613)	(94,877)
Cash and cash equivalents, beginning of period	214,993	199,449

Cash and cash equivalents, end of period	$103,380	$104,572

Noncash investing and financing activities
Decrease in accrued property additions	$55,601	$61,036
Asset retirement costs capitalized	—	781

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2009
	Shares	Amount
Preferred Stock
Balance, beginning of period	—	$—

Balance, end of period	—	$—

Common Stock
Balance, beginning of period	35,903	$36
Issuance of restricted stock	115	—

Balance, end of period	36,018	$36

Paid-in Capital
Balance, beginning of period		$400,334
Other		2
Stock-based compensation		2,195

Balance, end of period		$402,531

Retained Earnings
Balance, beginning of period		$29,644
Net income attributable to common shareholders		1,636

Balance, end of period		$31,280

Accumulated Other Comprehensive Loss
Balance, beginning of period		$(112,754)
Other comprehensive income		2,654

Balance, end of period		$(110,100)

Treasury Stock, at Cost
Balance, beginning of period	76	$(911)

Balance, end of period	76	$(911)

Total Shareholders’ Equity		$322,836

Noncontrolling Interest
Balance, beginning of period		$—
Sale of Class A Limited Partner Interest, net of legal fees		148,751
Net income attributable to the noncontrolling interest		2,006
Distributions		(11,846)

Balance, end of period		$138,911

Total Equity		$461,747

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$3,642	$46,845

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of $(147), and $(1,079), respectively)	147	1,472
Changes in fair value of outstanding hedge positions (net of taxes of $(2,750) and $11,789, respectively)	2,750	(14,264)
Foreign currency translation adjustment	(243)	688

Other comprehensive income (loss)	2,654	(12,104)

Comprehensive income	6,296	34,741
Less: Comprehensive income attributable to the noncontrolling interest	(2,006)	—

Comprehensive income attributable to common shareholders	$4,290	$34,741

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

The consolidated financial statements include our accounts, the accounts of our majority owned limited partnership, ATP Infrastructure Partners, L.P. (“ATP-IP”) and those of our wholly-owned subsidiaries; ATP Energy, Inc., ATP Oil & Gas (UK) Limited, or “ATP (UK),” ATP Oil & Gas (Netherlands) B.V. and three new wholly owned limited liability companies created to own our interests in ATP-IP. All intercompany transactions are eliminated in consolidation, and we separate in the accompanying statements the noncontrolling interest in ATP-IP.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The interim financial information and notes hereto should be read in conjunction with our 2008 Annual Report on Form 10-K. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to the current classifications. Such reclassifications do not affect earnings.

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

The information about cash inflows and (outflows) that follows is for only those consolidated statement of cash flow line items affected by the restatement (in thousands):

	Three Months Ended March 31, 2008
	As Reported	As Restated
Accounts payable and accruals	$(29,278)	$5,753
Net cash provided by operating activities	126,649	161,680

Additions to oil and gas properties	(215,021)	(250,052)
Net cash used in investing activities	(215,068)	(250,099)

Note 2 — Recent Accounting Pronouncements

During December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule.”) The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

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

In February 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This standard has no impact on our financial statements at this time.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that the fair value disclosures in SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” be included in interim financial statements. We will adopt this FSP in the second quarter 2009.

Note 3 — Risks and Uncertainties

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual obligations required under our June 2008 senior secured term loan facility (“Term Loans”).

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

Although we believe that we will have adequate liquidity to meet our future capital requirements and to remain compliant with the covenants under our Term Loans, the factors described above create uncertainty. We intend to finance our near-term development projects utilizing cash on hand and cash flows from operations. To the extent we are successful in selling selected assets, we may use the proceeds in excess of our required debt repayments to fund additional development opportunities, to further reduce our debt or for added liquidity. We consider the control and flexibility afforded by operating our properties under development to be key to our business plan and strategy. By operating our properties, we retain significant control over the development concept and its timing. Within certain constraints, we can conserve capital by delaying or eliminating capital expenditures. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility allows us to match our capital commitments to our available capital resources.

Note 4 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant, unusual or infrequently occurring items that are recorded in the period the specific item occurs. We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. We recognized income tax benefit of $0.9 million and income tax expense of $25.1 million for the three months ended March 31, 2009 and 2008, respectively. The worldwide effective tax rates for the first three months of 2009 and 2008 were (31.6%) and 34.9%, respectively.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Oil and Gas Properties

Acquisitions

During the first quarter of 2009, we were the high bidder on Green Canyon Block 344, a lease south of our Green Canyon Blocks 299 and 300 (collectively “Clipper”) properties in the Gulf of Mexico. The acquisition is expected to cost $0.3 million and is expected to close in June 2009, subject to U.S. Department of Interior Minerals Management Service (“MMS”) approval. We will have a working interest in the lease of between 100% and 55.3%, depending on whether other parties with working interests in nearby leases elect to exercise their right to share in this acquisition.

During the first quarter of 2008, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863 and De Soto Canyon Block 355 by the MMS. The aggregate cash acquisition price for these leases was $0.7 million.

Formation of Limited Partnership

On March 6, 2009, along with GE Energy Financial Services (“GE”), we formed ATP-IP to own the ATP Innovator, the floating production facility that currently serves our Mississippi Canyon Block 711 Gomez Hub properties. We contributed the ATP Innovator in exchange for a 49% subordinated limited partner interest and a 2% general partner interest. GE paid $150.0 million to ATP-IP for a 49% Class A limited partner interest. At March 31, 2009, $13.5 million of that cash remained restricted and was released to us in April 2009 once certain conditions agreed to at closing were met. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves.

The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator during the term of the Platform Use Agreement (“PUA”), which is expected to be the economic life of the Gomez Hub reserves. During the term of the PUA, we are obligated to pay to ATP-IP a per unit fee for all hydrocarbons processed by the ATP Innovator and may be subject to a minimum fee of $53,000 per day for up to 180 days. Such minimum fees, if applicable, can be recovered in future periods whenever fees owed during a month exceed the minimum due. We made no performance guarantees to GE and the ultimate fees earned by ATP-IP beyond the minimum fees will be determined by the volumes of hydrocarbons processed through the facility. During the term of the PUA, we are responsible for all of the operating costs and periodic maintenance of the ATP Innovator. ATP-IP will pay us a monthly fee for certain administrative services we will provide to the partnership. Additionally, we will share pro rata in partnership net income and regular minimum quarterly cash distributions in accordance with the provisions of the ATP-IP partnership agreement.

We created three wholly owned limited liability companies (the “LLCs”) to own our interests in ATP-IP, and as the General Partner we consolidate ATP-IP and the LLCs. The contribution of the ATP Innovator was accounted for as a transfer of assets between entities under common control. Accordingly, ATP-IP recorded the ATP Innovator at its carryover cost basis and no gain or loss was recognized. We have historically subjected the ATP Innovator costs to units-of-production depletion over the proved reserves attributable to our Gomez Hub. ATP-IP owns no reserves and recognizes depreciation expense for the ATP Innovator on a straight-line basis over an estimated useful life of 25 years. We incurred costs associated with the formation of the partnership of approximately $3.4 million which were charged to general and administrative expense.

Under U.S. federal income tax laws, ATP-IP is not a taxable entity and all distributable items of income and deductible expenses flow through to the partners in accordance with the agreements. Additionally, the new LLCs we formed are all wholly owned, and as such are disregarded entities for U.S. federal income tax purposes.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of oil and Gas Properties

During first quarter 2009, we recorded impairment expense of $8.0 million related to a Gulf of Mexico shelf property. The impairment was primarily due to relinquishment of a lease related to poor operating performance. All of the carrying costs related to this property have been written off to impairment expense. We also recorded a $1.0 million loss on abandonment related to this property.

Note 6 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2009	2008
Asset retirement obligation, beginning of period	$132,108	$186,771
Liabilities incurred	36	1,158
Liabilities settled	(1,521)	(2,683)
Property dispositions	(292)	—
Changes in estimates	618	202
Accretion expense	2,904	4,300

Total asset retirement obligation	133,853	189,748
Less current portion	36,305	26,417

Total long-term asset retirement obligation, end of period	$97,548	$163,331

Note 7 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Term Loans – tranche B-1	$1,042,124	$1,044,749
Term Loans – Asset Sale Facility	295,527	326,714
Term Loans – revolving credit facility	31,000	31,000
Unamortized discount	(33,224)	(35,833)

Total debt	1,335,427	1,366,630
Less current maturities	10,500	10,500

Total long-term debt	$1,324,927	$1,356,130

The Term Loans include a tranche B-1 Loan of, initially, $1.05 billion, maturing July 2014, and a tranche B-2 Loan of, initially, $600.0 million (the “Asset Sale Facility”), maturing January 2011. The Term Loans were issued with an original issue discount of 2.5% and bear interest at LIBOR plus 5.25% (with a LIBOR floor of 3.25%). The $1.05 billion tranche requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V. The Term Loans—revolving credit facility has a final maturity of July 2013. During the first quarter 2009, we repaid $31.2 million of the Asset Sale Facility in accordance with our Term Loans agreement related to amounts received from the sale of the noncontrolling interest discussed above.

The combined effective annual interest rate under the Term Loans at March 31, 2009 and December 31, 2008 was approximately 9.34% and 9.86%, respectively.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Stock–Based Compensation

We recognized stock option compensation expense of $0.8 million, and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. We recognized restricted stock compensation expense of $1.4 million, and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.

There were no options granted during the three months ended March 31, 2009. The fair values of options granted during the three months ended March 31, 2008 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions:

Weighted average volatility	39.2%
Expected term (in years)	3.8
Risk-free rate	2.3%
Weighted average fair value of options – grant date	$11.40

The following table sets forth a summary of option transactions for the three months ended March 31, 2009:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of period	1,405,355	$26.18
Forfeited	(1,375)	47.77
Expired	(3,500)	6.28

Outstanding at end of period	1,400,480	26.21	$—	3.3

Vested and expected to vest	1,273,360	26.20	$—	3.2

Options exercisable at end of period	403,063	30.36	$—	1.8

(1)	Based upon the difference between the market price of the common stock on the last trading day of the period and the option exercise price of in-the-money options.

At March 31, 2009, unrecognized compensation expense related to nonvested stock option grants totaled $4.0 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.8 years.

At March 31, 2009, unrecognized compensation expense related to restricted stock totaled $5.9 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.1 years. The following table sets forth the changes in nonvested restricted stock for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value (1) ($000)
Nonvested at beginning of period	345,705	$43.44
Granted	114,284	5.85
Vested	(66,017)	48.80

Nonvested at end of period	393,972	31.64	$2,021.0

(1)	Based upon the closing market price of the common stock on the last trading day of the period.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common shareholders by the weighted average number of shares of common stock (other than nonvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of shares assuming all in-the-money options and warrants would have been exercised and vesting of restricted stock. Potential common shares are excluded from the computation of weighted average common shares outstanding when their effect is antidilutive. In the table below, stock-based awards for 1,753,000 and 318,000 average shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because their inclusion would have been antidilutive.

Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income attributable to common shareholders	$1,636	$46,845

Shares outstanding:
Weighted average shares outstanding - basic	35,618	35,824
Effect of potentially dilutive securities - stock options and warrants	—	304
Nonvested restricted stock	88	119

Weighted average shares outstanding - diluted	35,706	36,247

Net income per share attributable to common shareholders:
Basic	$0.05	$1.31

Diluted	$0.05	$1.29

Note 10 — Derivative Instruments and Risk Management Activities

We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed-price physical forward contracts, price swaps, price collars and put options which are generally placed with major financial institutions or with counterparties of high credit quality in order to minimize our credit risks. The oil and natural gas reference prices of these commodity derivative contracts are based upon oil and natural gas market exchanges which have a high degree of historical correlation with the actual prices we receive. All derivative instruments are recorded on the balance sheet at fair value.

Gains and losses for derivatives which have not been designated as hedges under FAS 133 are recorded as components of derivative income (expense) in our consolidated statement of operations. Gains and losses for derivatives which have been designated as hedges under FAS 133 are recorded instead to accumulated other comprehensive income until the period in which the forecasted hedged transactions occur, at which time the gains and losses are reclassified from accumulated other comprehensive income to the consolidated statement of operations as components of the revenue or expense items to which they relate. Hedge ineffectiveness is recorded directly to the consolidated statement of operations. Settlements of commodity derivative instruments are included in cash flows from operating activities in our consolidated statement of cash flows.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2009, we had derivative contracts for the following natural gas and oil volumes:

				Net Fair Value Asset (Liability) (2)
Period	Type	Volumes	Price	Current	Noncurrent
			$/Unit (1)	($000)	($000)
Oil (Bbl) – Gulf of Mexico
Remainder of 2009	Puts	1,375,000	$29.75	$—	$435
2010	Puts	365,000	24.70	—	73

Natural Gas (MMBtu)
North Sea
Remainder of 2009	Swaps (2)	1,674,000	5.41	40	—

2010	Collars	1,825,000	5.40-8.12	(501)	(1,092)
2011	Collars	270,000	5.40-8.12	—	(616)

Gulf of Mexico
Remainder of 2009	Fixed-price physicals	8,225,000	6.83	20,145	—
2010	Fixed-price physicals	900,000	5.02	(650)	—
Remainder of 2009	Collars	1,375,000	4.00-7.00	428	—
2010	Collars	4,575,000	4.68-7.86	272	(596)
2011	Collars	1,350,000	4.75-7.95	—	(907)

Total				$19,734	$(2,703)

Derivative asset				$20,194	$—
Derivative liability				(460)	(2,703)

Total				$19,734	$(2,703)

(1)	Unit price for price collars reflects the floor and the ceiling prices, respectively.
(2)	None of the derivatives outstanding as of March 31, 2009 are designated as hedges under SFAS No. 133 for accounting purposes, except for the North Sea natural gas swap contracts.

The following table shows where gains and losses (net of taxes) on cash flow hedge derivatives have been reported for the three months ended March 31, 2009 (in thousands). Within the 12-month period ended March 31, 2010, the entire March 31, 2009 accumulated other comprehensive income (loss) (“AOCI”) balance is estimated to be reclassified to earnings based on forecasted gas production:

AOCI for cash flow hedges - beginning of period	$(2,877)
Designated derivatives’ gains	2,750
Losses reclassified from AOCI to oil and gas revenues	147

AOCI for cash flow hedges – end of period	$20

Nondesignated derivatives gains in derivative income	$16,245

Our derivative income for the quarter ended March 31, 2009 consists of the following (in thousands):

Realized gains from:
Settlements of natural gas contracts	$13,627
Early terminations of natural gas contracts	2,734
Unrealized loss on open contracts	(116)

$16,245

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the term of our Platform Use Agreement, we are obligated to pay to ATP-IP a a minimum fee or a per unit fee for all hydrocarbons processed by the ATP Innovator and we are responsible for all of the operating costs and periodic maintenance of the ATP Innovator.

In the normal course of business we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At March 31, 2009 the aggregate amount of such contingent commitments was $9.4 million.

The development, production and sale of oil and natural gas in the Gulf of Mexico and in the North Sea are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations. We believe that we are in compliance with all of the laws and regulations which apply to us.

We are, from time to time, a party to various legal proceedings in the ordinary course of business. Management does not believe that the outcome of these legal proceedings, individually, or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and in the North Sea. Management reviews and evaluates separately the operations of its Gulf of Mexico segment and its North Sea segment. The operations of both segments include natural gas and liquid hydrocarbon production and sales. Segment activity for the three months ended March 31 2009 and 2008 is as follows (in thousands):

	Gulf of Mexico	North Sea	Total
For the Three Months Ended –

March 31, 2009:
Revenues	$78,721	$3,199	$81,920
Depreciation, depletion and amortization	34,063	5,335	39,398
Income (loss) from operations	4,004	(5,071)	(1,067)
Interest income	213	—	213
Interest expense, net	12,623	—	12,623
Derivative income	12,167	4,078	16,245
Income tax (expense) benefit	(145)	1,019	874
Additions to oil and gas properties	158,451	10,405	168,856
Total assets	2,047,377	240,059	2,287,436

March 31, 2008:
Revenues	$179,789	$47,145	$226,934
Depreciation, depletion and amortization	56,175	33,224	89,399
Income from operations	93,273	5,577	98,850
Interest income	594	634	1,228
Interest expense, net	28,061	66	28,127
Income tax expense	23,575	1,571	25,146
Additions to oil and gas properties	179,003	11,042	190,045
Total assets	1,641,954	637,622	2,279,576

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Fair Value Measurements

The fair value of our derivative contracts is classified as Level 3 based on the significant unobservable inputs into our expected present value model. The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the first quarter of 2009 (in thousands):

	Gas Fixed- Price Physical U.S.	Gas Price Collar U.S.	Oil Put U.S.	Financial Gas Swap U.K.	Gas Price Collar U.K.	Total
Balance at beginning of period	$15,366	$—	$—	$(8,361)	$—	$7,005
Total gain included in other comprehensive income	—	—	—	5,500	—	5,500
Derivative income (expense)	14,202	(803)	(1,232)	6,232	(2,209)	16,190
Settlements, terminations and purchases	(10,073)	—	1,740	(3,331)	—	(11,664)

Balance at end of period	$19,495	$(803)	$508	$40	$(2,209)	$17,031

Changes in unrealized income (loss) included in derivative income relating to derivatives still held at March 31, 2009	$11,618	$(803)	$(1,232)	$—	$(2,209)	$7,374

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

First Quarter 2009 Highlights

•	Net income of $1.6 million or $0.05 per basic and diluted share;

•	Production of 10.0 Bcfe (55% oil);

•	Completed and achieved initial production from two wells, one at the Gomez Hub in the Gulf of Mexico and one at Wenlock in the North Sea;

•	Formed a new infrastructure partnership, ATP Infrastructure Partners, L.P. (“ATP-IP”), to own the ATP Innovator;

•	Repaid $31.2 million of debt in March 2009 and an additional $5.2 million of debt in May 2009 with the proceeds received relating to ATP-IP.

On March 6, 2009, along with GE Energy Financial Services (“GE”), we formed ATP-IP to own the ATP Innovator, the floating production facility that currently serves our Mississippi Canyon Block 711 Gomez Hub properties. We contributed the ATP Innovator in exchange for a 49% subordinated limited partner interest and a 2% general partner interest. GE paid $150.0 million to ATP-IP for a 49% Class A limited partner interest. At March 31, 2009, $13.5 million of that cash remained restricted and was released to us in April 2009 once certain conditions agreed to at closing were met. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves.

The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator during the term of the Platform Use Agreement (“PUA”), which is expected to be the economic life of the Gomez Hub reserves. During the term of the PUA, we are obligated to pay to ATP-IP a per unit fee for all hydrocarbons processed by the ATP Innovator and may be subject to a minimum fee of $53,000 per day for up to 180 days. Such minimum fees, if applicable, can be recovered in future periods whenever fees owed during a month exceed the minimum due. We made no performance guarantees to GE and the ultimate fees earned by ATP-IP beyond the minimum fees will be determined by the volumes of hydrocarbons processed through the facility. During the term of the PUA, we are responsible for all of the operating costs and periodic maintenance of the ATP Innovator. ATP-IP will pay us a monthly fee for certain administrative services we will provide to the partnership. Additionally, we will share pro rata in partnership net income and regular minimum quarterly cash distributions in accordance with the provisions of the ATP-IP partnership agreement.

Additional discussion of our expectations for 2009 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

Risks and Uncertainties

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual obligations required under our June 2008 senior secured term loan facility (“Term Loans”).

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

Although we believe that we will have adequate liquidity to meet our future capital requirements and to remain compliant with the covenants under our Term Loans, the factors described above create uncertainty. We intend to finance our near-term development projects utilizing cash on hand and cash flows from operations. To the extent we are successful in selling selected assets, we may use the proceeds in excess of our required debt repayments to fund additional development opportunities, to further reduce our debt or for added liquidity. We consider the control and flexibility afforded by operating our properties under development to be key to our business plan and strategy. By operating our properties, we retain significant control over the development concept and its timing. Within certain constraints, we can conserve capital by delaying or eliminating capital expenditures. While postponing or eliminating capital projects will delay or reduce future cash flows from scheduled new production, this control and flexibility allows us to match our capital commitments to our available capital resources.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three months ended March 31, 2009 and 2008 we reported net income attributable to common shareholders of $1.6 million and $46.8 million, or net income of $0.05 and $1.29 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold under fixed-price delivery contracts which have been designated for the normal purchase and sale exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 are also included in these amounts for the three months ended March 31, 2008. For that period, deliveries under the fixed-price contracts are approximately 73% of our oil production and 83% of our natural gas production. At December 31, 2008, we began accounting for our open fixed-price physical forward contracts as derivatives because we could no longer assert that our remaining contracts would result in physical delivery. Consequently, changes in fair value during the period are reflected as derivative income instead of oil and gas revenues in our consolidated statement of operations.

The table below includes oil and gas production revenues from amortization of deferred revenue related to second quarter 2008 sale of the limited-term overriding royalty interest. We do not reflect any production associated with those revenues.

	Three Months Ended March 31,		% Change from 2008 to 2009
	2009	2008
Production:
Natural gas (MMcf)	4,474	11,844	(62)%
Oil and condensate (MBbl)	915	1,622	(44)%
Total (MMcfe)	9,963	21,574	(54)%
Gulf of Mexico (MMcfe)	9,370	16,122	(42)%
North Sea (MMcfe)	594	5,451	(89)%

Revenues from production (in thousands):
Natural gas	$21,530	$107,340	(80)%
Effects of cash flow hedges	(296)	(1,242)
Amortization of deferred revenue	1,956	—

Total	$23,190	$106,098	(78)%

Oil and condensate	$35,662	$121,248	(71)%
Effects of cash flow hedges	—	(1,309)
Amortization of deferred revenue	9,404	—

Total	$45,066	$119,939	(62)%

Natural gas, oil and condensate	$57,192	$228,588	(75)%
Effects of cash flow hedges	(296)	(2,551)
Amortization of deferred revenue	11,360	—

Total	$68,256	$226,037	(70)%

Average realized sales price:
Natural gas (per Mcf)	$4.81	$9.06	(49)%
Effects of cash flow hedges (per Mcf)	(0.07)	(0.10)

Average realized price (per Mcf)	$4.74	$8.96	(47)%

Oil and condensate (per Bbl)	$38.97	$74.77	(48)%
Effects of cash flow hedges (per Bbl)	—	(0.81)

Average realized price (per Bbl)	$38.97	$73.96	(47)%

Natural gas, oil and condensate (per Mcfe)	$5.74	$10.60	(47)%
Effects of cash flow hedges (per Mcfe)	(0.03)	(0.12)

Average realized price (per Mcfe)	$5.71	$10.48	(46)%

Revenues from production decreased in first quarter 2009 compared to first quarter 2008 due to a 54% decrease in overall production and a 46% decrease in average realized sales price (48% price decrease in Gulf of Mexico and 38% price decrease in North Sea) The lower production in the Gulf of Mexico is primarily the result of decreases at the Gomez Hub associated with the hurricanes in 2008 and the second quarter 2008 sale of a 15% limited-term overriding royalty interest in production. The lower production in the North Sea is primarily due to the sale of 80% of our working interest in Tors and Wenlock in the fourth quarter of 2008. The lower average realized sales price is due to decreased commodity market prices.

Other Revenues

Other revenues for first quarter 2009 are comprised of amounts realized under our loss of production income insurance policy due to disruptions caused by Hurricane Ike.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, operator fees, processing fees, insurance and transportation. Lease operating expense for the quarters ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		% Change from 2008 to 2009
	2009	2008
Lease operating (in thousands)	$20,214	$24,618	(18)%
Per Mcfe	2.03	1.14	78%
Gulf of Mexico	1.95	1.09	79%
North Sea	3.33	1.28	160%

Lease operating expense for first quarter 2009 decreased compared to first quarter 2008 primarily due to due to the sale of 80% of our working interest in Tors and Wenlock in fourth quarter 2008. The per unit cost has increased primarily due to the effect of fixed costs on lower production volumes.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense for the quarters ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		% Change from 2008 to 2009
	2009	2008
General and administrative (in thousands)	$11,103	$9,236	20%
Per Mcfe	1.11	0.43	158%

The general and administrative expense increase for first quarter 2009 compared to first quarter 2008 is primarily attributable to $3.4 million in costs associated with formation of the limited liability partnership discussed above.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense for the quarters ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		% Change from 2008 to 2009
	2009	2008
DD&A (in thousands)	$39,398	$89,399	(56)%
Per Mcfe	3.95	4.14	(5)%

DD&A expense first quarter 2009 decreased compared to first quarter 2008 primarily due to decreased production.

Impairment of Oil and Gas Properties

During first quarter 2009, we recorded impairment expense of $8.0 million related to a Gulf of Mexico shelf property. The impairment was primarily due to relinquishment of a lease related to poor operating performance. All of the carrying costs related to this property have been written off to impairment expense.

Accretion of Asset Retirement Obligation

Accretion expense of $2.9 million in first quarter 2009 is decreased compared to $4.3 million in first quarter 2008 primarily due to extension of the forecasted productive lives of our oil and gas properties.

Loss on Abandonment

We recognized aggregate loss on abandonment during first quarter 2009 and first quarter 2008 which were the result of actual abandonment costs exceeding the previously accrued estimates, due to unforeseen circumstances that required additional work or the use of equipment more expensive than anticipated and unanticipated vendor price increases. In addition in 2009 we recorded a loss due to acceleration of the timing of abandonment activities on an impaired property.

Interest Income

Interest income varies directly with the amount of temporary cash investments. The decrease in interest income from period to period is the result of a decrease in average cash on hand balances and a decrease in interest rates.

Interest Expense

Interest expense decreased to $12.6 million for first quarter 2009 compared to $28.1 million for first quarter 2008 primarily due to 2009 capitalized interest of $20.9 million ($19.7 million related to the construction of the ATP Titan and $1.2 million related to Cheviot in the U.K.) compared to capitalized interest of $5.9 million in first quarter 2008.

Derivative Income

Derivative income in first quarter 2009 was $16.2 million (gains of $12.2 million and $4.0 million in the Gulf of Mexico and North Sea, respectively). The income in 2009 is primarily related to realized gains associated with settlement and termination of certain gas contracts.

Income Taxes

We recorded income tax benefit of $0.9 million during first quarter 2009 resulting in an overall effective tax rate of (31.6%). In each jurisdiction, the rates were determined based our expectations of net income or loss for the year, taking into consideration permanent differences. In the comparable quarter of 2008 we recorded tax expense of $25.1 million resulting in an overall effective tax rate of 34.9%.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the 49% Class A limited partner interest owned by GE in ATP-IP for the period from inception of the partnership (March 6, 2009) through March 31, 2009.

Liquidity and Capital Resources

Historically, we have financed our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations and the sale of interests in selected properties. The disarray in the credit markets in 2008 has continued into 2009. Capital market transactions are limited and when they can be completed they are more expensive than similar transactions in the past three years. Despite this, during the first quarter 2009, we raised $148.8 million of capital from the formation of a limited partnership as discussed above.

We intend to utilize cash on hand and cash flows generated from our operations to fund our near term capital expenditures, which are currently estimated to be between $300 million and $400 million in 2009. As operator of most of our projects under development, we have the ability to significantly control the timing and extent of most of our capital expenditures should future market conditions warrant. Coupled with that control, we believe we have sufficient liquidity to enable us to meet our future capital and debt service requirements.

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

For the longer term, we will continue to deploy the same or similar tactics. Operating our properties has always been a significant focus of our strategy. As stated previously, we believe operating our properties provides us the ability to control expenditures and adjust development timing and programs where needed. We do not see a significant change in this focus over the next several years. We believe this flexibility coupled with our hedging program and our success in selling assets, provides us the financial resources needed to fully fund our future development programs.

Cash Flows

	Three Months Ended March 31,
	2009	2008
Cash provided by (used in) (in thousands):
Operating activities	$22,885	$161,680
Investing activities	(248,040)	(250,099)
Financing activities	114,939	(6,597)

As of March 31, 2009, we had working capital of approximately $15.9 million, a decrease of approximately $20.6 million from December 31, 2008.

Cash provided by operating activities during first quarter 2009 and 2008 was $22.9 million and $161.7 million, respectively. Cash flow from operations decreased primarily due to lower net income and from changes in working capital in first quarter 2009 compared to first quarter 2008. Net income in first quarter 2009 decreased primarily due to lower production and lower commodity prices discussed above.

Cash used in investing activities was $248.0 million and $250.1 million during first quarter 2009 and 2008, respectively. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $201.4 million and $33.1 million, respectively, in first quarter 2009. Cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $184.5 million and $65.6 million, respectively, in first quarter 2008.

Cash provided by (used in) financing activities was $114.9 million and ($6.6) million during first quarter 2009 and 2008, respectively. The amount in first quarter 2009 is from sale of a noncontrolling interest in our limited partnership partially offset by $33.8 million of debt repayments. The amount for first quarter 2008 was from the $3.0 million scheduled periodic repayment of our previous term loans and $3.6 million net profits interest payments related to a 2007 property acquisition.

Long-term Loans

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Term Loans and revolving credit facility - net of unamortized discount of $33,224 and $35,833, respectively	$1,335,427	$1,366,630
Less current maturities	10,500	10,500

Total long-term debt	$1,324,927	$1,356,130

Our Term Loans contain certain financial covenants, the most restrictive of which include the following (Also see Note 7, “Long-Term Debt.”):

Covenant		Requirement (4)
1.	Minimum Current Ratio (1)	Greater than 1.0 to 1.0

2.	Ratio of Net Debt to EBITDAX (2)	Less than 3.0 to 1.0

3.	Ratio of EBITDAX to Interest Expense	Greater than 2.5 to 1.0

4.	Ratio of PV-10 of Total Proved Developed Producing Reserves based on future prices to Net Debt (3)	Greater than 0.5 to 1.0

5.	Ratio of PV-10 of Total Proved Reserves plus 50% of Pre-tax Probable Reserves based on future prices to Net Debt	Greater than 2.5 to 1.0

(1)	The minimum current ratio excludes current maturities of long-term debt, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations.
(2)	EBITDAX is net income excluding interest, taxes, depletion, impairment, certain exploration costs and other noncash items and is determined based on a trailing twelve month average.
(3)	Net Debt is total debt less cash on hand.
(4)	Covenants 1-3 are tested at the end of each calendar quarter. Covenants 4 and 5 are tested at year end and at June 30.

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

Upon closing the transaction to form ATP-IP discussed above, we repaid $31.2 million of our Asset Sale Facility in accordance with our Term Loan agreement leaving a balance of $295.5 million at March 31, 2009. If we complete other Asset Sales, as defined by the Term Loans, we will continue to apply 75% of the Net Cash Proceeds as defined in our Term Loans of the Asset Sale toward the repayment of the Asset Sale Facility as long as there is a balance outstanding. Any Asset Sale Facility balance still outstanding is due in its entirety in January 2011.

We also have a $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of July 2013. Borrowings under the Revolver at March 31, 2009 were $31.0 million, and the balance of the borrowing capacity was reserved by $19.0 million of outstanding letters of credit secured by the facility.

As of March 31, 2009, we were in compliance with the covenants of the Term Loans and we believe we will remain in compliance with all financial covenants throughout 2009. Significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns could have a material adverse affect on our financial condition and results of operations and our ability to maintain future compliance with these covenants. An event of noncompliance with any of the required covenants could result in a mandatory repayment under the Term Loans.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2008 Annual Report on Form 10-K includes a discussion of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates on our Term Loans as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources, and on the earnings from cash and cash equivalents. See the presentation of our Term Loans in Note 7 to the consolidated financial statements.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps, put options, price collars and fixed-price physical forward contracts to hedge our commodity prices. See Note 10, “Derivative Instruments and Risk Management Activities” to the Consolidated Financial Statements.

We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties, or (2) if deemed necessary by the terms of our existing credit agreements. We do not initially hold or issue derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2009 (the “Evaluation Date”). Based on this evaluation, the chief executive officer and chief financial officer have concluded that ATP’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to ATP’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-Looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2008 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Amended and Restated Bylaws of ATP, incorporated by reference to Exhibit 3.1 of ATP’s Report on Form 10-Q for the quarter ended September 30, 2006.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP’s Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP’s Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

10.2	Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

10.3	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP’s Report on Form 10-Q for the quarter ended September 30, 2008.

†10.4	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.5	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.6	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and George R. Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

†10.16	All Employee Bonus Policy, incorporated by reference to exhibit 10.16 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

†10.17	Discretionary Bonus Policy, incorporated by reference to exhibit 10.17 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

*21.1	Subsidiaries of ATP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

†	Management contract or compensatory plan or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date:	May 11, 2009	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer