Form 10-K
period 2009-12-31
ATP OIL & GAS CORP
filed 2010-03-16
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted electronically and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that Registrant was required to post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $259.9 million. The number of shares of the Registrant’s common stock outstanding as of March 2, 2010 was 50,779,370.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of ATP Oil & Gas Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

2009 FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Statements

As used in this Annual Report on Form 10-K, the terms “ATP”, “we”, “us”, “our” and similar terms refer to ATP Oil & Gas Corporation and its subsidiaries, unless the context indicates otherwise.

This annual report includes assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “projects”, “forecasts”, “intends”, “plans”, “targets”, “objectives”, “seek”, “strive”, negatives of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to our management. They are expressions based on historical fact, but do not guarantee future performance. Forward-looking statements involve risks, uncertainties and assumptions and certain other factors that may, and often do, cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.

All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to:

•	projected operating or financial results;

•	timing and expectations of financing activities;

•	budgeted or projected capital expenditures;

•	expectations regarding our planned expansions and the availability of acquisition opportunities;

•	statements about the expected drilling of wells and other planned development activities;

•	expectations regarding oil and natural gas markets in the United States, United Kingdom and the Netherlands; and

•	estimates of quantities of our proved reserves and the present value thereof, and timing of future production of oil and natural gas.

We believe these forward-looking statements are reasonable, but we caution that you should not place undue reliance on these forward-looking statements, because there can be no assurance that actual results will not differ materially from those expressed or implied in such forward looking statements. We do not generally update forward-looking statements, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K. Some of the key factors which could cause actual results to vary from those expected include:

•	the substantial requirements for cash to fund development of our oil and gas properties

•	the volatility in oil and natural gas prices;

•	the timing of planned capital expenditures;

•	the timing of and our ability to obtain financing on acceptable terms;

•	our ability to identify and acquire additional properties necessary to implement our business strategy and our ability to finance such acquisitions;

•	the inherent uncertainties in estimating proved reserves and forecasting production results;

•

uncertainties and operational factors affecting the commencement or maintenance of producing wells, including catastrophic weather related damage, unscheduled outages or repairs, or unanticipated changes in drilling equipment costs or rig availability;

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

•

other United States, United Kingdom or Netherlands regulatory or legislative developments, which may affect the demand for natural gas or oil, or generally increase the environmental compliance cost for our production wells or impose liabilities on the owners of such wells;

•	our inability to generate sufficient funds from our operations and other financing sources;

•	interest payment requirements on our debt obligations;

•	restrictions imposed by our debt instruments and compliance with our debt covenants;

•	delays in the development of or production curtailment at our material properties;

•	our price risk management decisions;

•	the unavailability or increased cost of drilling rigs, equipment, supplies, personnel and oilfield services;

•	insufficient insurance coverage;

•	foreign currency fluctuations;

•	rapid production declines in our Gulf of Mexico properties;

•	substantial impairment write-downs;

•	unidentified liabilities associated with properties that we acquire which we have not obtained protection from sellers against;

•	competition from our larger competitors in the Gulf of Mexico and the North Sea;

•	the loss of members of the management team and other key personnel;

•	the ownership by members of our management team of a significant amount of common stock;

•	rapid growth may place significant demands on our resources; and

•	our ability to use net operating losses to offset future taxable income may be limited.

CERTAIN DEFINITIONS

As used herein, the following terms have specific meanings as set forth below:

Bbls	Barrels of crude oil or other liquid hydrocarbons
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
MMBbls	Million barrels of crude oil or other liquid hydrocarbons
Boe	Barrels of crude oil or other liquid hydrocarbons equivalent
MBoe	Thousand barrels of crude oil or other liquid hydrocarbons equivalent
MMBoe	Million barrels of crude oil or other liquid hydrocarbons equivalent
Mcf	Thousand cubic feet of natural gas
MMcf	Million cubic feet of natural gas
Bcf	Billion cubic feet of natural gas
MMBtu	Million British thermal units
SEC	United States Securities and Exchange Commission
U.S.	United States of America
U.K.	United Kingdom of Great Britain and Northern Ireland

Natural gas is converted into barrels of oil equivalent based on six Mcf of gas to one barrel of crude oil or other liquid hydrocarbons.

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

PV-10, a non-GAAP measure, is the pre-tax present value, discounted at 10% per year, of estimated future net cash flows from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), after deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions.) We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure.

Productive well is a well that is producing or is capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Proved reserves are the estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. See Regulation S-X, Rule 4-10(a)(22)-(26), (Reg. § 210.4-10) available on the Internet at www.sec.gov/divisions/corpfin/ecfrlinks.shtml.

Proved developed reserves are the portion of proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

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

At December 31, 2009, we had estimated net proved reserves of 135.2 MMBoe, of which approximately 91.3 MMboe (68%) were in the Gulf of Mexico and 43.9 MMBoe (32%) were in the North Sea. Year-end reserves were comprised of 77.9 MMBbls of oil (58%) and 343.3 Bcf of natural gas (42%). As of December 31, 2009 our proved reserves in the deepwater Gulf of Mexico account for [62%] of our total proved reserves. Our proved reserves on the Gulf of Mexico Shelf account for [6%] of our total proved reserves. The majority (67%) of our oil reserves are located in the Gulf of Mexico. Our natural gas reserves are split between the Gulf of Mexico (68%) and the North Sea (32%). Of our total proved reserves, 13.7 MMBoe (10%) were producing, 3.7 MMBoe (3%) were developed and not producing and 117.8 MMBoe (87%) were undeveloped. Our average working interest in our properties at December 31, 2009 was approximately 80%. We operate 86% of our platforms. The estimated PV-10 of our proved reserves at December 31, 2009 was approximately $2.0 billion. See “Item 2. Properties – Oil and Natural Gas Reserves” for a reconciliation to our standardized measure of discounted future net cash flows.

At December 31, 2009, we owned leasehold and other interests in 62 offshore blocks and 104 wells, including 19 subsea wells, in the Gulf of Mexico. We operate 93 (89%) of these wells, including 95% of the subsea wells. We also had interests in 11 blocks and three company-operated subsea wells in the North Sea.

As of the date of this report, we own an interest in [36] platforms including two floating production facilities, the ATP Innovator and the ATP Titan. The ATP Innovator is operating in the Gulf of Mexico at our Gomez Hub and the ATP Titan in the Gulf of Mexico at our Telemark Hub is expected to begin operating during March 2010. These floating production facilities are fundamental to our hub strategy and business plan. The presence of these facilities allows us a competitive advantage for additional acquisitions in a large area surrounding each installation. A third floating production facility called an Octabuoy is under construction in China for initial deployment at our Cheviot Hub in the U.K. North Sea during 2012. We operate the ATP Innovator and the ATP Titan and also expect to operate the Octabuoy when it is placed in service. The floating production facilities have longer useful lives than the underlying reserves and are capable of redeployment to new producing locations upon depletion of the reserves. Accordingly they are expected eventually to be moved several times over their useful lives.

Our Business Strategy

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves and reservoirs;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production/processing platforms;

•	opportunities to aggregate production and create operating efficiencies that capitalize upon our Hub concept; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that are noncore or nonstrategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects they believe will offer greater reserve potential. Some projects may provide lower economic returns to a company due to the cost structure and focus of that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. With our cost structure and acquisition strategy, it is not unusual for us to have an acquisition cost of a property that is less than the total development costs incurred by the previous owner. This strategy, coupled with our expertise in our areas of focus and our successful ability to develop projects, tend to make our oil and gas property acquisitions more financially attractive to us than the seller. Given our strategy of acquiring properties that contain proved reserves or where previous drilling by others indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

By focusing on properties that are not strategic to other companies, we are able to minimize up-front acquisition costs and concentrate available capital on the development phase of these properties. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation. For the three-year period ended December 31, 2009, we added 10.1 MMBoe of proved oil and natural gas reserves through acquisitions at a total cost of $44.2 million. Development costs for the same period were approximately $2,469.3 million or 91% of oil and gas capital expenditures. Additional detail of our costs incurred and changes in reserve estimates is set forth in our financial statements under the caption “Supplemental Disclosures About Oil and Gas Producing Activities.”

Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the plans and timing of a project’s development. In addition, practically all of our properties have previously defined and targeted reservoirs, eliminating from our development plan the time necessary in typical exploration efforts to locate and determine the extent of oil and gas reservoirs. Without the exploration time constraint, we focus on developing projects in the shortest time possible between initial significant investment and first revenue generated in order to maximize our rate of return. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project’s requirements, allows us to efficiently complete the development project and commence production.

Our Strengths

•

Low Acquisition Cost Structure. We believe that our focus on acquiring properties with minimal cash investment for the proved undeveloped component allows us to pursue the acquisition of properties with minimal capital at risk.

•

Significant Infrastructure Investment at our Hubs. With over $1.0 billion already invested in infrastructure at our Gomez Hub and our Telemark Hub, it is our belief that we have a significant competitive advantage to expand our interest in the area over other production companies in these areas that do not have such an investment.

•

Technical Expertise and Significant Experience. We have assembled a technical staff with an average of over 27 years of industry experience. Our technical staff has specific expertise in the Gulf of Mexico and North Sea offshore property development, including the implementation of subsea completion technology.

•

Operating Control. As the operator of a property, we are afforded greater control of the selection of completion and production equipment, the timing and amount of capital expenditures and the operating parameters and costs of the project. As of December 31, 2009, we operated all of our properties under development, all of our subsea wells and 86% of our offshore platforms.

•

Employee Ownership. Through employee ownership of company stock, we have assembled a staff whose business decisions are aligned with the interests of our shareholders. As of March 2, 2010, our executive officers and directors own approximately 13% of our common stock.

•	Inventory of Projects. We have substantial properties to develop in both the Gulf of Mexico and the North Sea.

Marketing and Delivery Commitments

We sell crude oil and natural gas production under price sensitive or market price contracts. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. The price received by us for such production can fluctuate widely. Changes in the prices of oil and natural gas will affect our proved reserves as well as our revenues, profitability and cash flow. Additionally, involuntary curtailment of our natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell our natural gas or oil production.

Historically, we have sold our oil and natural gas production to a relatively small number of purchasers. Due to the nature of oil and natural gas markets and because oil and natural gas are commodities and there are numerous purchasers in the areas in which we sell production, we do not believe the loss of a single purchaser, or a few purchasers, would materially affect our ability to sell our production. For the year ended December 31, 2009, revenues from four purchasers accounted for 39%, 33%, 13% and 7%, respectively, of oil and gas production revenues.

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

The MMS also administers the collection of royalties under the terms of the Outer Continental Shelf Lands Act and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. The MMS regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases currently rely on arm’s-length sales prices and spot market prices as indicators of value. Crude oil sale transactions not at arm’s-length are valued, for purposes of royalty calculation, based on NYMEX prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement.

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

Regulation of Natural Gas and Oil Production. Pursuant to the Petroleum Act 1998, all natural gas and oil reserves contained in properties located in the U.K. are the property of the U.K. government. The development and production of natural gas and oil reserves in the U.K. Sector—North Sea requires a petroleum production license granted by the U.K. government. Prior to developing a field, we are required to obtain from the Secretary of State for Energy and Climate Change (the “Secretary of State”) a consent to commence field development. We would be required to obtain the consent of the Secretary of State prior to transferring an interest in a license.

The terms of U.K. petroleum production licenses are based on model license clauses applicable at the time of issuance of the license. Licenses frequently contain regulatory provisions governing matters such as working method, pollution and training, and reserve to the Secretary of State the power to direct some of the licensee’s activities. For example, a licensee is precluded from carrying out development or production activities other than with the consent of the Secretary of State or in accordance with a development plan which the Secretary of State has approved. Breach of these requirements may result in the revocation of the license. In addition, licenses may require payment of fees and royalties on production and also impose certain other duties.

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

The natural gas we produce may be transported through the U.K.’s onshore national gas transmission system, or NTS. The NTS is owned by a licensed gas transporter, National Grid Gas plc (“National Grid”). The terms on which National Grid must transport gas are governed by the Gas Acts of 1986 and 1995, the gas transporter’s license issued to National Grid under those Acts and a network code. For us to use the NTS, we must obtain a shipper’s license under the Gas Acts and arrange to have gas transported by National Grid within the NTS. We would therefore be subject to the network code, which imposes obligations to payment, gas flow nominations, capacity booking and system imbalance. Applying for and complying with a shipper’s license, and acting as a gas shipper, is expensive and administratively burdensome. Thus, we intend to sell natural gas “at the beach” before it enters the NTS or arrange with an existing gas shipper to ship the gas through the NTS on our behalf.

Compliance

We believe that our operations in the Gulf of Mexico and North Sea are in substantial compliance with current applicable laws and regulations. While we expect that continued compliance with existing requirements will not have a material adverse impact on us, there is no assurance that this will continue.

Employees

At December 31, 2009 we had 53 full-time employees in our Houston office, 8 full-time employees in our U.K. office and 2 full-time employees in our Netherlands office. None of our employees is covered by a collective bargaining agreement. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection and well testing.

Available Information

Our Internet website is www.atpog.com and you may access, free of charge, through the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of this report. Also, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and other information about the Company. The Company will provide a copy of the Form 10-K annual report upon the written request of any shareholder. Financial information regarding our operating segments is set forth in Note 16, “Segment Information” of the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors.

You should carefully consider the following risks in addition to the other information included in this report. Each of these risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock or other securities.

If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our planned development activity, acquisitions or service our debt.

We have historically needed and will continue to need substantial amounts of cash to fund our capital expenditure and working capital requirements. Our ongoing capital requirements consist primarily of funding development and exploration of our oil and gas reserves. Acquisitions and abandonment of oil and gas properties and meeting our debt service obligations account for a portion of capital requirements. Cash paid for capital expenditures for oil and gas properties was approximately $635.3 million, $917.5 million and $849.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Development and exploration costs accounted for 100%, 100%, and 96%, respectively, of the total capital expenditures during those three years. During 2010, we plan to finance anticipated expenses, debt service, development, exploration, acquisition and abandonment requirements with available cash, funds generated by operating activities and, potentially, net cash proceeds from the sales of assets and capital market transactions.

We have been dependent on debt and equity financing to fund our cash needs that were not funded from operations or the sale of assets. Since mid-2008, the capital markets in the United States and the remainder of the world have been in disarray. There have been capital market transactions completed, but they have been very expensive compared to historical levels. In addition, low commodity prices, production problems, disappointing drilling results and other factors beyond our control could reduce our funds from operations and may restrict our ability to obtain additional financing or to pay interest and principal on our debt obligations. Furthermore, we have incurred losses in the past that may affect our ability to obtain financing. Quantifying or predicting the likelihood of any or all of these occurring is difficult in the current domestic and world economy. For these reasons, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is required but not available on acceptable terms, we would curtail our acquisition, drilling, development and other activities or could be forced to sell some of our assets on an untimely or unfavorable basis.

We have debt, trade payables, other long-term obligations, related interest payment requirements and certain properties which are burdened by net profits interests and overriding royalty interests that may restrict our future operations and impair our ability to meet our obligations.

Our trade payables, other long-term obligations and related interest payment requirements and scheduled debt maturities may have important negative consequences. For instance, they could:

•	make it more difficult or render us unable to satisfy these or our other financial obligations;

•

require us to dedicate a substantial portion of any cash flow from operations to the payment of overriding royalties or interest and principal due under our debt, which will reduce funds available for other business purposes;

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

During June 2008, we, Credit Suisse (as Administrative Agent and Collateral Agent for the lenders) and the lenders named therein entered into a new senior secured term loan facility (“Term Loans”) with two tranches of Term Loans. The terms of the Term Loans require us to comply with certain covenants. On November 2, 2009, we entered into an amendment (the “First Amendment”) to the Term Loans to provide additional flexibility during the period from October 1, 2009 through December 31, 2010 (the “Amendment Period”). Among other provisions, the Amendment relaxes the Net Debt to EBITDAX ratio from 3.0 to 4.0, the EBITDAX to Interest ratio from 2.5 times to 2.0 times and the current ratio from 1.0 to 0.8 for the duration of the Amendment Period. The interest rate on the first tranche of Term Loans balance will increase to a minimum 11.25% during the Amendment Period, at the end of which it will decrease to a minimum 9.5% for the remainder of the term. The First Amendment will further increase the rate on the balance outstanding of the second tranche of Term Loans by 2.75% to a minimum 11.75% effective October 1, 2009. Effective January 1, 2010, the minimum rate will decrease by 1.25% to 10.5% until July 1, 2010, at which time any balance that remains outstanding will bear interest at a minimum 11.0%. On each of July 1, 2009 and January 1, 2010, the minimum rate on the second tranche of Term Loans increased by 0.5%, and the rate will continue to increase by 0.5% on each January 1 and July 1 until it is repaid in full. Capitalized terms are defined in the Term Loans. In addition to those mentioned above, remaining covenants include:

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

On January 29, 2010, we entered into a second amendment (the “Second Amendment”) to the Term Loans to provide us the right to issue unlimited indebtedness in the form of unsecured senior debt, provided that 75% of the net proceeds from any such additional indebtedness are used to repay the outstanding Term Loans.

Additionally, the calculation of trailing-twelve-months EBITDAX, as defined in the Term Loans, was expanded to include, in addition to any amount calculated under the terms of the Term Loans, (i) with respect to, and for any period that includes, the fiscal quarter ended March 31, 2009, $32,086,261, (ii) with respect to, and for any period that includes, the fiscal quarter ended September 30, 2009, $35,767,712, (iii) with respect to, and for any period that includes, the fiscal quarter ended December 31, 2009, $10,926,115 and (iv) with respect to, and for any period that includes, the fiscal quarter ending March 31, 2010, $44,272,499. These amounts represent realized economic gains from certain property transactions during the current and preceding three calendar quarters that did not qualify for gain accounting treatment.

These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. There can be no assurance that we will remain in compliance with the covenants under our Term Loans. If we are unable to meet the requirements of our Term Loans or any new financial transaction that we may enter into, we may be required to seek waivers from our lenders and there is no assurance that such waivers would be granted.

The global financial crisis and economic downturn may materially and adversely impact our financial condition and results of operations in amounts and ways that we currently cannot predict.

During 2007, the U.S., Canada and many other countries began to exhibit signs of economic weakness, which continued throughout 2008 and 2009. This weakness has had an adverse impact on the global financial system, stressing a number of large financial institutions. Capital constraints coupled with significant energy price volatility have produced pervasive liquidity issues for many companies. Such events have created uncertainty in the economic outlook, and have amplified the potential likelihood of certain risks in our business.

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

Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. For example, oil and natural gas prices increased significantly in late 2000 and early 2001 and then steadily declined in 2001. This phenomenon occurred again beginning in 2004 when oil began to climb reaching an all-time high in mid 2008. By the end of 2008, oil had lost nearly two thirds of its value dropping from a high of $146 per barrel in July 2008 to a close of $45 per barrel in December 2008. In February 2009, oil closed at its low for the year of $33.98 per barrel only to rise to its high for the year of $81.37 per barrel in October. Among the factors that have caused and may continue to cause this volatility are:

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

Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves may not be accurate. Additionally, at December 31, 2009, approximately 87% of our total proved reserves are classified as undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the development costs may exceed our estimates, any of which may materially affect our financial position and results of operations. Development activity may result in downward adjustments of reserves or higher than estimated costs.

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

Delays in the development of or production curtailment at our material properties including at our Telemark Hub may adversely affect our financial position and results of operations.

The size of our operations and our capital expenditure budget limits the number of properties that we can develop in any given year. Complications in the development of any single major well or infrastructure installation may result in a material adverse effect on our financial condition and results of operations. For instance, during 2009, a workover operation at a well in our Gomez Hub took longer to obtain permits than anticipated. As a result, this workover scheduled for completion in the fourth quarter of 2009, was not finished until late January 2010. In 2008, we experienced production delays and increased costs at our High Island A-589 project in the Gulf of Mexico. During 2006 and 2007, we experienced production delays and increased development costs in connection with the development of our Tors wells in the North Sea.

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

We have experienced rapid growth in our operations and expect that significant expansion of our operations will continue. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant demand on our managerial, operational and financial resources due to:

•	the need to manage relationships with various strategic partners and other third parties;

•	difficulties in hiring, managing and retaining skilled personnel necessary to support our rapid growth;

•	the need to train and manage a growing employee base; and

•	pressures for the continued development of our financial and information management systems.

If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be adversely impacted.

Our success depends on dedicated and skillful management and staff, whose departure could disrupt our business operations.

Our success will depend on our ability to retain and attract experienced geoscientists and other professional staff. As of December 31, 2009, we had 22 engineers, geologist/geophysicists and other technical personnel in our Houston office, three engineers, geologist/geophysicists and other technical personnel in our U.K. location and one engineer in our Netherlands office. We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team. If a significant number of them resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be adversely affected.

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

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our operations, which could have a material adverse effect on our business, financial condition and results of operations. Increased drilling activity in the Gulf of Mexico and the North Sea decreases the availability of offshore rigs and associated equipment. In periods of increased drilling activity in the Gulf of Mexico and the North Sea, we may experience increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. These costs may increase further and necessary equipment and services may not be available to us at economical prices. For the years ended December 31, 2009, 2008 and 2007, we recorded losses on abandonment of $2.9 million, $13.3 million and $18.6 million, respectively, primarily as a result of unanticipated increases in service costs in the Gulf of Mexico.

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

Reservoirs in the Gulf of Mexico are typically prolific producers due to their high permeability and efficient completions. Reserves can therefore be produced rapidly. As of December 31, 2009, we project normalized decline rates of 21% for oil and 15% for gas in our Gulf of Mexico undeveloped deepwater fields. While this results in recovery of a relatively higher percentage of reserves from Gulf of Mexico properties during the initial years of production, we must incur significant capital expenditures to replace declining production.

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

If management’s estimates of the recoverable reserves on a property are revised downward, if development costs exceed previous estimates or if oil and natural gas prices decline, we may be required to record additional noncash impairment write-downs in the future, which would result in a negative impact to our financial position and earnings. We review our proved oil and gas properties for impairment on a depletable unit basis regularly on each calendar quarter, or whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting estimated future operating and development costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the excess of the carrying value over the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Any impairments of proved properties are aggregated in accumulated depletion, depreciation, amortization and impairment, and reduce our basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. We recorded impairments during the years ended December 31, 2009, 2008 and 2007 totaling $44.6 million, $124.7 million and $34.1 million, respectively, on certain proved Gulf of Mexico shelf properties, primarily due to reduced commodity prices and reductions in estimates of recoverable reserves.

Unproved properties are also assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed, or the development activities undertaken are subsequently determined to be unsuccessful proving the reserves. Impairments of unproved properties were $1.2 million, $0.4 million and $0.2 million during 2009, 2008 and 2007, respectively, related to surrendered leases.

Management’s assumptions used in calculating oil and gas reserves or estimating the future cash flows or fair value of our properties are subject to change in the future at any time as economic conditions change. Any change in reserves volumes or commodity price forecasts will directly impact our estimates of future cash flows from the properties, and consequently each property’s fair value. Any adverse change in these variables could cause impairment expense to be recognized, which would reduce our net income (or increase a net loss) and reduce our basis in the related asset.

We may be unable to identify liabilities associated with the properties that we acquire or obtain protection from sellers against them.

The acquisition of properties requires us to assess a number of factors, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

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

Members of our management team beneficially own approximately 13% of our outstanding shares of common stock. As a result, these shareholders are in a position to significantly influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of an amendment to our articles of incorporation and the approval of mergers and other significant corporate transactions. Their influence may delay or prevent a change of control and may adversely affect the voting and other rights of other shareholders.

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

Legislation and regulations pertaining to climate change and greenhouse gas emissions have the potential to materially adversely impact our business, financial condition, results of operations and cash flows, including costs of compliance and permitting delays. The extent and magnitude of these adverse impacts cannot be reliably or accurately estimated at this time because specific regulatory and legislative requirements have not been finalized and uncertainty exists with respect to the measures being considered, the costs and the time frames for compliance, and our ability to pass compliance costs on to our customers.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

We enter into a number of commodity derivative contracts in order to hedge a portion of our natural gas production. Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. The American Clean Energy and Security Act (“ACESA”) contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission (“CFTC”) to regulate derivative transactions related to energy commodities, including natural gas and oil, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The CFTC is considering whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as natural gas, crude oil and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. Separately, two committees of the House of Representatives, the Financial Services and Agriculture Committees, acted on October 15, 2009 and October 21, 2009, respectively, to adopt legislation that would impose comprehensive regulation on the over-the-counter (“OTC”) derivatives marketplace. This legislation would subject swap dealers and major swap participants to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants, and would provide the CFTC with authority to impose position limits in the OTC derivatives markets. A major swap participant generally would be someone other than a dealer who maintains a “substantial” position in outstanding swaps other than swaps used for commercial hedging, or whose positions create substantial exposure to its counterparties or the system. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our commodity risk management positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

Among the changes contained in the White House budget proposals, released on February 26, 2009, and February 1, 2010, is the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Additionally, the Senate version of the Oil Industry Tax Break Repeal Act of 2009, introduced on April 23, 2009, and the Senate version of the Energy Fairness for America Act, introduced on May 20, 2009, include many of the proposals outlined in the White House budget proposals. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

The passage of any legislation as a result of the budget proposals, either Senate Bill or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition, results of operation and, thus, our ability to make payments on our outstanding indebtedness.

Our ability to use our net operating losses to offset our future taxable income may be severely limited under Section 382 of the Internal Revenue Code.

Section 382 of the Internal Revenue Code of 1986, as amended (the “I.R.C.”), generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carryforwards (“NOLs”) and certain other tax attributes against future taxable income in periods after the ownership change. The amount of taxable income in each tax year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding stock immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the Internal Revenue Service that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the I.R.C.) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years.

Our NOLs and certain other tax attributes are already subject to an annual limitation as a result of an ownership change we experienced in November 2007. Changes in our ownership since November 2007, including changes resulting from our June 2009 common equity offering, our September 2009 common equity offering and our September 2009 convertible perpetual preferred stock offering may have already caused a second ownership change, or may result in one in the near future. Another ownership change could dramatically reduce our annual NOL limitation if our equity value at the time of the second ownership change was/is significantly below our equity value as of the November 2007 ownership change. Issuances of our stock, sales or other dispositions of our stock by certain significant stockholders, certain acquisitions of our stock and issuances, sales or other dispositions or acquisitions of interests in certain significant stockholders may have already triggered a second “ownership change,” and, even if no second ownership change has occurred to date, we will have little or no control over any such events in the future. If a second ownership change has already occurred, or were to occur in the future, any further limitation on our use of NOLs and certain other tax attributes to offset our taxable income could result in a significant increase in our future tax liability, and could negatively affect our financial condition, results of operation and our ability to make payments on our outstanding indebtedness.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

General

We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the North Sea. At December 31, 2009, we owned leasehold and other interests in 62 offshore blocks and 104 wells, including 19 subsea wells, in the Gulf of Mexico. We operate 93 (89%) of these wells, including 95% of the subsea wells. We also had interests in 11 blocks and three company-operated subsea wells in the North Sea. Our average working interest in our properties at December 31, 2009 was approximately 80%. As of December 31, 2009, we had leasehold interests located in the Gulf of Mexico and North Sea covering approximately 384,275 gross and 294,280 net acres, respectively, of which 215,778 gross acres (143,582 net acres) were developed.

We own interests in 36 platforms including two floating production facilities, the ATP Innovator and the ATP Titan. The ATP Innovator is operating in the Gulf of Mexico at our Gomez Hub and the ATP Titan is expected to begin operating during March 2010 in the Gulf of Mexico at our Telemark Hub. These floating production facilities are fundamental to our hub strategy and business plan. The presence of these facilities allows us a competitive advantage for additional acquisitions in a large area surrounding each installation. A third floating production facility called an Octabuoy is under construction in China for initial deployment at our Cheviot Hub in the U.K. North Sea in 2012. We operate the ATP Innovator, the ATP Titan and 85% of our other offshore platforms. We expect to operate the Octabuoy when it is placed in service. The floating production facilities have longer useful lives than the underlying reserves and are capable of redeployment to new producing locations upon depletion of the reserves. Accordingly they are expected eventually to be moved several times over their useful lives.

Gulf of Mexico

Acquisitions – During 2009, we paid $0.2 million to acquire a 55.3% working interest in Green Canyon Block 344, a lease with unproved reserves south of our Green Canyon Block 300 property in the Gulf of Mexico (“Clipper”). Also, in exchange for our assumption of any property abandonment obligations and payment to us of $4.8 million, we acquired a partner’s working interests in certain properties in the Gulf of Mexico.

During January 2010, we consummated our December 2009 agreements for a cash-free swap of our interest in Mississippi Canyon (“MC”) Block 800, an exploratory prospect, for a third party’s interests in MC Block 754 and MC Block 710. MC Block 710 is an exploratory prospect adjacent to our Gomez Hub in MC Block 711 and surrounding blocks.

Development – Development activities continued in 2009 at our Telemark Hub in the deepwater Gulf of Mexico. The ATP Titan – a floating drilling and production platform - was sailed to location and moored during December 2009, and is currently in the final stages of completion. In the northern part of the Telemark Hub, the initial drilling of three wells was performed in 2008 at Mirage (MC Block 941) and Morgus (MC Block 942). Once placed in service, the ATP Titan will be used to complete the drilling of the three wells and to serve as the production platform for the life of the reserves. First production through the ATP Titan is expected during March 2010. Also in 2009, we began completion operations on a well at Telemark Field (Atwater Valley Block 63) which we expect to begin producing through the ATP Titan during 2010. The ATP Titan has a design capacity of 25 MBbls of oil per day, 60 MMcf of gas per day and a useful life of 40 years. We have a 100% working interest in the Telemark Hub.

North Sea

Acquisitions – In the U.K. North Sea, we participated in the 25th licensing round and were awarded a 50% equity interest in Block 9/21a, a property known as “Skipper,” for no upfront investment. Under the agreement, we are committed to perform certain activities to assess the feasibility of future development of this field.

Development – In the U.K. North Sea, we completed and began producing two wells at Wenlock. We operate Wenlock with a 20% working interest.

Oil and Natural Gas Reserves

References below to various classifications of oil and natural gas reserves have the meanings set forth under the caption “Certain Definitions” at the front of this report.

Our business strategy is to acquire proved reserves, typically undeveloped, and to begin producing those reserves as rapidly as possible. Occasionally we will acquire properties where previous drilling has encountered reservoirs that appear to contain economically productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves.

During December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting,” and we have adopted it as of December 31, 2009 in this annual report.

The following table presents our estimated net proved oil and natural gas reserves (all from traditional resources) at December 31, 2009 based on reserve reports prepared by independent petroleum engineers Collarini Associates and Ryder Scott Company, L.P. for our Gulf of Mexico reserves, Collarini Associates for our U.K. reserves and Ryder Scott Company, L.P. for our Netherlands reserves. The technical personnel responsible for preparing the reserve estimates at both Collarini Associates and Ryder Scott Company, L.P. meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Both are independent firms of petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in our properties and are not employed on a contingent fee basis.

	Proved Reserves
	Developed	Undeveloped	Total

Gulf of Mexico
Oil and condensate (MBbls)	7,826	44,614	52,440
Natural gas (MMcf)	44,517	188,522	233,039
Total proved reserves (MBoe)	15,246	76,034	91,280

North Sea
Oil and condensate (MBbls)	4	25,498	25,502
Natural gas (MMcf)	12,745	97,497	110,242
Total proved reserves (MBoe)	2,128	41,748	43,876

Total
Oil and condensate (MBbls)	7,830	70,112	77,942
Natural gas (MMcf)	57,262	286,019	343,281
Total proved reserves (MBoe)	17,374	117,782	135,156

Our corporate reservoir engineering group has oversight and compliance responsibility for the internal reserve estimation process and provides data to the independent third party engineers who estimate our reserves. The management of this group which includes the Chief Operating Officer consists of a degreed petroleum engineer with 27 years of industry experience, including 11 years of experience managing ATP’s reserves. Annually, this petroleum engineer attends continuing technical education courses. He is a 25-year member of the Society of Petroleum Engineers.

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

Proved Undeveloped Reserves

As of December 31, 2009, our PUDs totaled 70.1 MMBbls of crude oil and 286.0 Bcf of natural gas, for a total of 117.8 MMBoe.

PUD Locations - Approximately 59% of our PUDs at year-end 2009 were associated with our major development hubs at Gomez, Telemark, and Canyon Express in the Gulf of Mexico. An additional 34% of PUDs at year-end 2009 were associated with a major development project at the Cheviot field in the North Sea. We do not have any material concentrations of PUDs that have been on our books for more than five years.

Changes in PUDs - Significant changes in PUDs that occurred during the year were due to:

•	conversion of approximately 2.6 MMBoe PUDs into proved developed reserves;

•	upward revision of 21.9 MMBoe due to well performance and development drilling

•	reclassification of approximately 0.4 MMBoe PUDs that were not scheduled to be developed within five years from proved to probable reserves; and

•	negative revisions of approximately 1.5 MMBoe in PUDs were due primarily to changes in commodity prices.

Development Costs - Costs incurred relating to the development of PUDs in 2009 were approximately $627.6 million, exclusive of capitalized interest. Estimated future development costs relating to the development of PUDs are projected to be approximately $503 million in 2010, $461 million in 2011, $494 million in 2012, and $694 million in years 2013 to 2015.

Drilling Plans - All PUD drilling locations are scheduled to be drilled prior to the end of 2015.

Standardized Measure of Cash Flows

At December 31, 2009 our standardized measure of discounted future net cash flows was $1.8 billion. The present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum, (“PV-10”) is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2009. PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe PV-10 to be an important measure for evaluating the relative significance of our natural gas and oil properties. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure. Our PV-10 measure and the standardized measure of discounted future net cash flows (shown below in thousands) do not purport to present the fair value of our natural gas and oil reserves.

Net present value of future net cash flows, before income taxes	$1,989,136
Future income taxes, discounted at 10%	(214,429)

Standardized measure of discounted future net cash flows	$1,774,707

Significant Properties

The following table sets forth additional information on our more significant properties as of December 31, 2009:

Field	Development Location	Net Total Proved Reserves MBoe	2009 Net Production MBoe	Net Revenue Interest%	Expected First Production
Telemark Hub (1)	GOM	49,279	—	91	2010
Gomez Hub (1)	GOM	24,950	2,709	63	Producing
Cheviot	N. Sea	39,539	—	92	2012
Canyon Express Hub (1)	GOM	5,894	228	49	Producing

(1)	Contains both shut-in reserves and/or undeveloped reserves, both of which are scheduled to be on production in 2010.

Drilling Activity

The following table shows our drilling and well completion activity for the year ended December 31, 2009. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in such wells.

	Gulf of Mexico			North Sea
	2009	2008	2007	2009	2008	2007
Gross Development Wells:
Productive	2.0	6.0	4.0	2.0	—	2.0
Nonproductive	—	—	—	—	—	—

Total	2.0	6.0	4.0	2.0	—	2.0

Net Development Wells:
Productive	1.6	5.5	4.0	0.4	—	1.9
Nonproductive	—	—	—	—	—	—

Total	1.6	5.5	4.0	0.4	—	1.9

Gross Exploratory Wells:
Productive	—	2.0	3.0	—	—	1.0
Nonproductive	—	—	1.0	—	—	—

Total	—	2.0	4.0	—	—	1.0

Net Exploratory Wells:
Productive	—	0.4	3.0	—	—	0.9
Nonproductive	—	—	1.0	—	—	—

Total	—	0.4	4.0	—	—	0.9

Total Gross Wells:
Productive	2.0	8.0	7.0	2.0	—	3.0
Nonproductive	—	—	1.0	—	—	—

Total	2.0	8.0	8.0	2.0	—	3.0

Total Net Wells:
Productive	1.6	5.9	7.0	0.4	—	2.8
Nonproductive	—	—	1.0	—	—	—

Total	1.6	5.9	8.0	0.4	—	2.8

At December 31, 2009, 4.0 gross development wells (4.0 net wells) were in the process of being drilled in the Gulf of Mexico.

Productive Wells

The following table presents the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2009:

	Gulf of Mexico	North Sea	Total
Gross
Natural gas	27.0	9.0	36.0
Oil	16.0	—	16.0

Total	43.0	9.0	52.0

Net
Natural gas	20.5	2.3	22.8
Oil	11.7	—	11.7

Total	32.2	2.3	34.5

At December 31, 2009, we had two gross natural gas wells with multiple completions.

Acreage

The following table summarizes our developed and undeveloped acreage holdings at December 31, 2009. Acreage in which ownership interest is limited to royalty, overriding royalty and other similar interests is excluded (in acres):

	Developed (1)		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Gulf of Mexico	173,392	132,842	127,920	121,026	301,312	253,868
North Sea	42,386	10,740	40,577	29,672	82,963	40,412

Total	215,778	143,582	168,497	150,698	384,275	294,280

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves.

The terms of leases on undeveloped acreage are scheduled to expire as shown in the table below. The term of a lease may be extended by drilling or production operations.

Year Ending December 31,:	Gulf of Mexico		North Sea		Total
	Gross	Net	Gross	Net	Gross	Net
2010	41,520	41,520	11,703	11,703	53,223	53,223
2011	17,280	17,280	—	—	17,280	17,280
2012	11,520	7,200	—	—	11,520	7,200
2013 & beyond	57,600	55,026	28,874	17,969	86,474	72,995

Total	127,920	121,026	40,577	29,672	168,497	150,698

The leases expiring in 2010 include 11,703 acres related to proved reserves which are actively being developed and as such the lease term will be extended beyond the stated expiration. The remaining acreage expiring in 2010 is related to unproven property which we are evaluating for potential future activity or sales.

Production and Pricing Data

Information on production and pricing data is contained in Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Item 3.	Legal Proceedings.

In February 2010, Bison Capital Corporation filed suit against ATP alleging that fees totaling $102 million related to certain financial transactions had not been paid by ATP. We believe we have paid Bison Capital Corporation all amounts due under our 2004 agreement with them. ATP is currently preparing a response to the petition and plans to vigorously defend against these allegations.

We are, in the ordinary course of business, involved in various other legal proceedings from time to time. Management does not believe that the outcome of these proceedings as of December 31, 2009, either individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. There were 50,779,370 shares of common stock and 1,400,000 shares of 8% convertible perpetual preferred stock outstanding as of March 2, 2010. Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol ATPG. The number of holders of our common stock and 8% convertible perpetual preferred stock as of March 15, 2010 is 48 and 24,415, respectively. The following table sets forth the range of high and low sales prices for the common stock as reported on the NASDAQ Global Select Market for the periods indicated below. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2008
1st Quarter	$52.25	$28.88
2nd Quarter	47.35	26.54
3rd Quarter	41.50	16.16
4th Quarter	18.72	3.89

2009
1st Quarter	$7.92	$2.75
2nd Quarter	10.20	4.81
3rd Quarter	22.99	5.22
4th Quarter	21.87	14.40

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current Term Loans limit the amount we can pay for cash dividends on our common stock. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time. We pay quarterly dividends on outstanding shares of our convertible preferred stock at the annual rate of 8% of liquidation value.

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

Each of the total cumulative returns presented assumes a $100 investment beginning December 31, 2004 and ending December 31, 2009. The performance of the indices is shown on a total return (dividend reinvestment) basis; however, we paid no dividends on our Common Stock during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.

Total Return Analysis	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ATP Oil & Gas Corporation	$100.00	$199.09	$212.86	$271.87	$31.47	$98.33
NASDAQ Composite Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Peer Group Index	$100.00	$126.10	$128.22	$159.36	$83.74	$132.47

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

(In thousands, except per share data)

The following data should be read in conjunction with “Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues:
Oil and gas production	$298,490	$584,823	$599,324	$414,182	$146,674
Other (1)	13,664	33,206	8,611	5,639	—

	312,154	618,029	607,935	419,821	146,674

Cost, operating expenses and other:
Lease operating	84,956	91,196	91,693	72,446	23,629
Exploration	264	48	13,756	2,231	6,208
General and administrative (2)	44,211	41,653	32,018	32,976	24,331
Depreciation, depletion and amortization	152,780	246,434	247,378	169,704	64,069
Impairment of oil and gas properties	45,799	125,059	34,342	19,520	—
Accretion of asset retirement obligation	11,676	15,566	12,117	8,076	3,238
(Gain) loss on abandonment	2,872	13,289	18,649	9,603	(732)
Gain on disposition of properties (3)	(12,433)	(119,233)	—	—	(2,743)
Other, net	(742)	(99)	(3,706)	(7)	(419)

	329,383	413,913	446,247	314,549	117,581

Income (loss) from operations	(17,229)	204,116	161,688	105,272	29,093

Other income (expense):
Interest income	710	3,476	7,603	4,532	4,064
Interest expense, net	(40,884)	(100,729)	(121,302)	(58,018)	(35,720)
Derivative income (expense)	(712)	89,035	—	—	—
Loss on debt extinguishment	—	(24,220)	—	(28,115)	—

	(40,886)	(32,438)	(113,699)	(81,601)	(31,656)

Income (loss) before income taxes	(58,115)	171,678	47,989	23,671	(2,563)

Income tax (expense) benefit	22,534	(49,973)	631	(16,794)	(153)

Net income (loss)	(35,581)	121,705	48,620	6,877	(2,716)
Less income attributable to the redeemable noncontrolling interest (4)	(13,380)	—	—	—	—
Less preferred stock dividends	(2,856)	—	—	(46,225)	(9,858)

Net income (loss) attributable to common shareholders	$(51,817)	$121,705	$48,620	$(39,348)	$(12,574)

Net income (loss) per share attributable to common shareholders:
Basic	$(1.24)	$3.43	$1.58	$(1.33)	$(0.43)

Diluted	(1.24)	3.39	1.55	(1.33)	(0.43)

Preferred stock cash dividends per share:	$2.04	$—	$—	$—	$—

Weighted average number of common shares:
Basic	41,853	35,457	30,793	29,693	29,080
Diluted	41,853	35,868	31,301	29,693	29,080

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$108,961	$214,993	$199,449	$182,592	$65,566
Working capital (deficit)	(26,394)	36,459	96,888	77,504	567
Oil and gas properties, net	2,485,772	1,872,203	1,830,580	1,095,645	627,421
Total assets	2,803,147	2,275,610	2,307,133	1,447,058	823,763
Long-term debt, including current maturities	1,216,685	1,366,630	1,404,011	1,071,441	340,989
Other long-term obligations	274,942	2,582	—	—	—
Capital lease, including current maturities	—	—	—	23,699	43,116
Total liabilities	2,067,618	1,959,261	1,997,267	1,411,140	606,252
Temporary equity (4)	139,598	—	—	—	—
Shareholders’ equity	595,931	316,349	309,866	35,918	217,511

(1)	Other revenues are comprised of amounts realized under our loss of production income insurance policy as a result of disruptions caused by the 2008 and 2005 hurricanes.
(2)	Effective January 1, 2006 we adopted the accounting standards for stock-based compensation using the modified prospective transition approach.
(3)	Gain on disposition of properties consists of our sale of the deep rights on a Gulf of Mexico property in 2009 and our sale of 80% of our working interest in Tors and Wenlock in the UK North Sea in 2008.
(4)	Represents the 49% noncontrolling interest in our consolidated limited partnership that holds the Innovator floating production facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

General

ATP Oil & Gas Corporation is engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the U.K. and Dutch Sectors of the North Sea. We seek to acquire and develop properties with proved undeveloped reserves (“PUD”) that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. We believe that our strategy provides assets for us to develop and produce without the risk, cost or time of traditional exploration. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in successfully developing and operating properties in both our current and planned areas of operation.

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that have:

•	significant undeveloped reserves;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production/processing platforms;

•	opportunities to aggregate production and create operating efficiencies that capitalize upon our Hub concept; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

Our focus is on acquiring properties that are noncore or nonstrategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects they believe offer greater reserve potential. Some projects may provide lower economic returns to a company due to the cost structure and focus of that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. With our cost structure and acquisition strategy, it is not unusual for us to have an acquisition cost of a property that is less than the total development costs incurred by the previous owner. This strategy, coupled with our expertise in our areas of focus and our ability to develop projects, tend to make our oil and gas property acquisitions more financially attractive to us than to the seller. Given our strategy of acquiring properties that contain proved reserves, or where previous drilling by others indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

Since we operate a significant number of the properties in which we acquire a working interest, we are able to significantly influence the plans and timing of a project's development. In addition, practically all of our properties have previously defined and targeted reservoirs, eliminating from our development plan the time necessary in typical exploration efforts to locate and determine the extent of oil and gas reservoirs. Without the exploration time constraint, we focus on developing projects in the shortest time possible between initial significant investment and first revenue generated in order to maximize our rate of return. We may initiate new development projects by simultaneously obtaining the various required components such as the pipeline and the production platform or subsea well completion equipment. We believe this strategy, combined with our strong technical abilities to evaluate and implement a project's requirements, allows us to efficiently complete the development project and commence production.

In 2003 we made a concerted effort to expand our presence into the deeper water of the Gulf of Mexico. In 2003 we acquired MC 711 (now part of our Gomez Hub) in 3,000 feet of water, in 2005 we acquired Kings Peak (now part of our Canyon Express Hub) in 7,000 feet of water and in 2006 we acquired MC 941, MC 942 and AT 63 (now part of our Telemark Hub) in 4,000 feet of water. With these acquisitions and the subsequent development of these properties, as of December 31, 2009, our proved reserves in the deepwater Gulf of Mexico account for 62% of our total proved reserves. Our proved reserves on the Gulf of Mexico Shelf account for 6% of our total proved reserves with the remaining 32% in the North Sea.

In conjunction with the move to the deeper water of the Gulf of Mexico, we also made the commitment to increase our investment in reusable floating infrastructure. We own interests in two floating production facilities, the ATP Innovator and the ATP Titan. The ATP Innovator is located in the Gulf of Mexico at our Gomez Hub and the ATP Titan is located in the Gulf of Mexico at our Telemark Hub. These floating production facilities are fundamental to our hub strategy and business plan. We believe the presence of these facilities allows us a competitive advantage for additional acquisitions in a large area surrounding each installation. A third floating production facility called an Octabuoy is under construction in China for initial deployment at our Cheviot Hub in the U.K. North Sea during 2012. We operate the ATP Innovator and the ATP Titan and also expect to operate the Octabuoy when it is placed in service. The floating production facilities have longer useful lives than the underlying reserves and are capable of redeployment to new producing locations upon depletion of the reserves. Accordingly they are expected eventually to be moved several times over their useful lives.

To enhance the economics and return on investment of a project, we sometimes develop the project to a value-creation point and either sell an interest or bring in partners on a promoted basis during the high capital development phase. For example in 2008, we sold an 80% working interest in two of our properties in the U.K. North Sea. We received $471.2 million for these transactions and recognized a $119.1 million gain on sale on the U.K. transaction. In the Gulf of Mexico in 2008, we sold a limited-term overriding interest in our Gomez Hub for which we received $82.0 million or $85 per barrel of oil equivalent for the reserves sold. In 2009, we placed the ATP Innovator into a limited partnership. We are the general partner of the partnership and retain a 49% subordinated limited partner interest. The 49% Class A limited partner interest was sold for $150.0 million at closing. We also raised $14.5 million in 2009 through the sale of limited-term overriding royalty interests in our Gomez Hub properties.

Review of 2009

During 2009, we incurred $808.6 million in capital expenditures. With these expenditures we accomplished the following:

•	Completed and achieved initial production from wells at the Gomez Hub and South Marsh Island 190 in the Gulf of Mexico and two wells at Wenlock in the North Sea;

•	Discovered additional pay sands at the Telemark Hub;

•

In late 2009, our new deepwater drilling and production facility, the ATP Titan, sailed out of dry dock. As of March 2010, the ATP Titan is on location at the Telemark Hub undergoing final installation procedures to begin production;

•

Expanded our presence at our Gomez Hub by exchanging an ownership interest in one block for an ownership interest in two additional blocks, acquired an interest in an additional block around our Clipper property and acquired an interest in a new property, Skipper, in the U.K. North Sea;

•	Increased total proved reserves by 14% to 135.2 MMBoe;

A major portion of our capital expenditures, $631.8 million (78% of total capital), was incurred developing two major projects that did not impact production in 2009 but are scheduled for production in 2010 (Telemark) and 2012 (Cheviot). With oil and gas prices falling in the early part of 2009 and the capital markets still in turmoil, this proved to be one of the more interesting years in our history. Our revenues from oil and natural gas are highly dependent on the price of these commodities. The disarray among oil and natural gas prices that began in 2008 continued to a great extent into the early part of 2009. During 2008 domestic oil prices hit a high of $146.00 per Bbl in July 2008, only to close at $45.00 per Bbl on December 31, 2008. By March 2009, oil fell further to $33.98 per barrel. Natural gas followed a similar trend, falling from a high of $13.32 per MMBtu in July 2008 to close at $5.62 per MMBtu on December 31, 2008. After March 2009, the energy markets for oil began to recover, rising to a high for the year of $81.37 per barrel in October. Natural gas prices in 2009 were generally depressed and were volatile overall. They hit a high of $6.07 per MMBtu in February and a low of 2.51 per MMBtu in October. This dramatic reduction in energy prices during 2009 caused our realized oil price per barrel to decrease 21% in 2009 vs. 2008 and natural gas per MMBtu to fall 45% in the same period. Coupled with an overall 39% decrease in production in 2009, our oil and gas revenues fell 49% in 2009.

In addition to our cash flows from operations which were significantly negatively impacted by the previously discussed reduction in oil and gas revenues, we have funded our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, the sale or conveyance of interests in selected properties and financings with our suppliers. The malaise in the credit markets of 2008 continued into 2009. Capital market transactions were limited and, when possible to complete, were more expensive than similar transactions of the past three years. Despite this, during 2009, we raised $148.8 million of capital from the formation of ATP-IP and $306.2 million from issuance of common and preferred stock. We also completed monetizations for $74.5 million from the Gomez Pipeline transaction and a limited-term overriding royalty transaction that raised an additional $14.5 million.

During this period we financed significant portions of our development program with transactions entered into with our suppliers and their affiliates. We have conveyed to certain suppliers net profits interests in our Telemark Hub and Clipper oil and gas properties in exchange for development services. We have also negotiated with certain other vendors involved in the development of the Telemark Hub and Clipper to partially defer payments until after production has begun. Development of our interest in the Cheviot field in the U.K. North Sea continues and we have arranged with the fabricator of the floating production and drilling facility to defer $99 million of payments until construction is complete. These types of financial arrangements preserve our current cash in exchange for reduced future cash flows from production.

Reserves

At December 31, 2009, we had proved reserves of 135.2 MMBoe, of which 68% are located in the Gulf of Mexico and the remaining 32% are in the North Sea. The PV-10 of our proved reserves at December 31, 2009 was approximately $2.0 billion. See “Item 2. Properties – Oil and Natural Gas Reserves” for reconciliation to our standardized measure of discounted future net cash flows of $1.8 billion. In addition to the areas with proved undeveloped reserves, we have scheduled for drilling or completion properties where previous drilling into the targeted reservoirs indicates the presence of commercially productive quantities of hydrocarbons, even though the reservoirs do not meet the current SEC definition of proved reserves. Upon completion of drilling, completing or testing wells on these blocks and similar properties in our portfolio, we anticipate that we may be able to record proved reserves associated with several of these properties.

In January 2010, the Financial Accounting Standards Board issued an accounting standard to be in alignment with the requirements in the SEC’s final rule, “Modernization of the Oil and Gas Reporting Requirements.” Key items in the new rules include changes to the pricing used to estimate reserves whereby a 12-month average price is used rather than a single day spot price, permitting the use of new technology when determining reserves, the ability to include nontraditional resources in reserves and permitting disclosure of probable and possible reserves. We adopted the accounting standard as of December 31, 2009.

Acquisitions

During 2009, we paid $0.2 million to acquire a 55.3% working interest in Green Canyon Block 344, a lease with unproved reserves south of our Green Canyon Block 300 (“Clipper”) property in the Gulf of Mexico. Also, in exchange for assumption of any property abandonment obligations and payment to us of $4.8 million, we acquired a partner’s working interests in certain properties in the Gulf of Mexico.

During January 2010, we consummated agreements for a cash-free swap of our interest in Mississippi Canyon (“MC”) Block 800, for a third party’s interests in MC Block 754 and MC Block 710. MC Block 710 is an exploratory prospect adjacent to our Gomez Hub in MC Block 711 and surrounding blocks.

Development

Gulf of Mexico – Development activities continued in 2009 at our Telemark Hub in the deepwater Gulf of Mexico. The ATP Titan sailed to location and moored during December 2009 and is currently in the final stages of completion. In the northern part of the Telemark Hub, the initial drilling of three wells was performed in 2008 at Mirage (MC Block 941) and Morgus (MC Block 942). Once placed in service, the ATP Titan will be used to complete the drilling of the three wells and to serve as the production platform for the life of the reserves. First production at the ATP Titan is expected during March 2010. Also in 2009, we began completion operations on a well at Telemark Field (Atwater Valley Block 63) which we expect to begin producing through the ATP Titan during 2010. The ATP Titan has a design capacity of 25 MBbls of oil per day, 60 MMcf of gas per day and a useful life of 40 years. We have a 100% working interest in the Telemark Hub.

North Sea – In the North Sea, we completed and began producing two wells at Wenlock. We operate Wenlock with a 20% working interest.

Formation of Limited Partnership

On March 6, 2009, along with GE Energy Financial Services (“GE”), we formed Infrastructure Partners, L.P. (“ATP-IP”) to own the ATP Innovator, the floating production facility that currently serves our Mississippi Canyon Block 711 Gomez Hub properties. We contributed the ATP Innovator in exchange for a 49% subordinated limited partner interest and a 2% general partner interest. GE paid $150.0 million to ATP-IP for a 49% Class A limited partner interest. In accordance with our Term Loans, we used $36.4 million of net proceeds from this transaction to reduce the asset sale tranche of our Term Loans. We remain the operator and continue to hold a 100% working interest in the Gomez field and its oil and gas reserves. The transaction was effective June 1, 2008 and allows us exclusive use of the ATP Innovator during the term of the Platform Use Agreement (“PUA”), which is expected to be the economic life of the Gomez Hub reserves. One director and three officers of ATP also serve as three managers (the equivalent of directors) and the President of the General Partner, ATP IP-GP, LLC. Under certain circumstances there may be conflicts of interest between the general partner and ATP.

From an operational standpoint, during the term of the PUA, we are obligated to pay to ATP-IP a per unit fee for all hydrocarbons processed by the ATP Innovator, subject to a minimum throughput fee of $53,000 per day. Such minimum fees, if applicable, can be recovered by us in future periods whenever fees owed during a month exceed the minimum due. We may also be subject to a minimum fee of $53,000 per day for up to 180 days under certain circumstances, including if we fail to provide the minimum notification period before the Gomez field ceases production. We made no other performance guarantees to GE and the ultimate fees earned by ATP-IP beyond the minimum fees will be determined by the volumes of hydrocarbons processed through the facility. During the term of the PUA, we are responsible for all of the operating costs and periodic maintenance of the ATP Innovator. ATP-IP will pay us a monthly fee for certain administrative services we will provide to the partnership. Additionally, we will share in partnership net income and regular minimum quarterly cash distributions in accordance with the provisions of the ATP-IP partnership agreement. Partnership cash in excess of monthly distributions and operating needs is transferred to an account which is classified as restricted cash on the consolidated balance sheet. For financial statement purposes, we consolidate this entity as discussed more fully in Note 6, “Formation of Limited Partnership” to the Consolidated Financial Statements.

Transactions

During 2009, we financed significant portions of our development program with transactions entered into with our vendors and their affiliates. We have conveyed to certain vendors net profits interests in our Telemark Hub and Clipper oil and gas properties in exchange for development services. Certain of these net profits interests have specified rates of return. Because we have accounted for these NPI's as financing obligations on our consolidated balance sheet, the reserves and production revenues associated with the NPI interests are retained by the Company (See Note 9, “Other Long-term Obligations” to the Consolidated Financial Statements). We have also negotiated with certain other vendors involved in the development of the Telemark Hub and Clipper to partially defer payments until after Telemark Hub production has begun. Development of our interest in the Cheviot field in the U.K. North Sea continues and we have arranged with the fabricator of the floating production and drilling facility to defer $99 million of payments until construction is complete.

During June 2009, we issued 8.75 million shares of common stock at a price of $8.25 per share, before underwriters’ discounts and commissions and offering expenses. During September and October of 2009, we issued 5.8 million shares of common stock at a price of$18.50 per share before underwriters’ discounts and commissions and offering expenses. During September 2009, we issued 1.4 million shares of 8% convertible perpetual preferred stock with a per share liquidation preference of $100 and a cumulative dividend rate of 8%. We received total net proceeds of $305.8 million for these transactions. In accordance with our Term Loans, $76.5 million of the asset sale tranche of our Term Loans was repaid.

In September 2009, we executed an asset purchase and sale agreement for net proceeds of $74.5 million (“Gomez Pipeline Transaction”) for both the oil and natural gas export pipelines that service the Gomez Hub at Mississippi Canyon Block 711. In conjunction with the sale, we entered into agreements with the purchaser to transport oil and gas production for the remaining production life of the fields serviced by the ATP Innovator for a per unit fee that is subject to a minimum monthly payment through December 31, 2016. Such minimum fees, if applicable, can be recovered by us in future periods within the same calendar year whenever fees owed during a month exceed the minimum due. As a result of the retained asset retirement obligation and the purchaser's option to convey the pipeline back to ATP at the end of the life of the fields in the Gomez Hub, the transaction has been accounted for as a financing obligation equal to the net proceeds received. We remain the operator of the pipeline and are responsible for all of the related operating costs. In accordance with our Term Loans, we used $42.2 million of net proceeds to reduce the asset sale tranche of our Term Loans.

In October 2009 we sold a limited-term overriding royalty interest in our Gomez Hub properties for $15.0 million. The agreement provides for repayment of the proceeds plus an overall rate of return. Because of the dollar-denominated and limited payment terms of this overriding royalty interest, it is reflected in the accompanying financial statements as a financing obligation. In January 2010, we sold limited-term overriding royalty interests in our Gomez Hub properties for an aggregate $135.7 million, net of costs. In January 2010, we sold perpetual overriding royalty interests in our Gomez Hub properties for an aggregate $2.3 million, net of costs.

On November 2, 2009, we entered into an amendment (the “First Amendment”) to the Term Loans to maintain compliance with the covenants and to provide additional flexibility during the period from October 1, 2009 through December 31, 2010 (the “Amendment Period”). Among other provisions, the First Amendment expands the Net Debt to EBITDAX ratio from 3.0 to 4.0, the EBITDAX to Interest ratio from 2.5 times to 2.0 times and the current ratio from 1.0 to 0.8 for the duration of the Amendment Period. The interest rate on the first tranche balance of Term Loans will increase to 11.25% during the Amendment Period, at the end of which it will decrease to 9.5% for the remainder of the term. The First Amendment will further increase the rate on the asset sale tranche balance of Term Loans outstanding by 2.75% for the duration of the Amendment Period, at the end of which the rate will decrease by 1.75% from the rate at that time.

We paid an initial fee of 0.5% to each of the lender group and the administrative agent of the outstanding balance of the Term Loans at closing plus related expenses for a total of $12.6 million for the First Amendment. Additionally, two fees of up to 0.5% each may be due on the aggregate unpaid balance of Term Loans outstanding at June 30, 2010. Specifically, 0.5% will be due if any portion of the Asset Sale Facility remains outstanding as of that date, and an additional 0.5% will be due if the aggregate balance exceeds $800 million.

In December 2009, we sold to a third party our 25% working interest in the deep operating rights of one of our Gulf of Mexico properties for $13.0 million cash, all of which was recognized as a gain.

2010 Operational and Financial Objectives

Our goals for 2010 revolve around continuing development of our oil and gas properties, primarily Telemark. As of March 2010, we have completed one well at this location with plans for an additional three wells during 2010. The ATP Titan which will serve as the floating production facility at Telemark is on location and awaiting final connections for first production. We have also completed one well at Gomez with plans for an additional well later in 2010. Additional opportunities may be pursued at the Tors in the U.K. North Sea and our Clipper project in the Gulf of Mexico.

Thus far in 2010, we have completed a $138.0 million, net of costs, of overriding royalty interests monetization transactions. We may also attempt to monetize other assets, primarily the ATP Titan and related pipeline and infrastructure and potentially sell other overriding royalty interests. With available cash flow and proceeds from any monetizations, we plan to repay in its entirety the Asset Sale Facility of our Term Loans during 2010, (i.e. prior to its maturity in 2011). We anticipate our 2010 cash capital expenditures will range between $400 and $500 million, which is the level that we expect can be funded with cash on hand, cash flows from operations and completed monetizations.

While we do not expect to rely on the credit markets to fund our capital program in 2010, we desire to monetize additional assets during the year. To the extent we are successful in monetizing selected additional assets, we may use the proceeds to accelerate or add development opportunities, to further reduce our debt or for added liquidity. There can be no assurances that such monetizations can be completed on acceptable terms or that potential counterparties and market conditions will be favorable to such transactions.

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

In addition, our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, which could materially impact the quantities of oil and natural gas that we ultimately produce. As of December 31, 2009, approximately 87% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows and our ability to meet covenants under our Term Loans.

We are also vulnerable to certain concentrations that could expose our revenues, profitability, cash flows and access to capital to the risk of a near-term severe impact. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and a substantial portion of our current production is contributed from relatively few wells located offshore in the Gulf of Mexico and in the North Sea. In 2008 and 2009, a significant amount of time and money has been spent by us on our Telemark Hub development. Our 2010 results of operations, financial position and cash flows will be significantly impacted by the timing and success at this development. We have also recently conveyed to certain vendors limited-term net profits interests in our Telemark Hub and Clipper (defined below) oil and gas properties in exchange for development services and equipment. We have also negotiated with certain other vendors involved in the development of the Telemark Hub to partially defer payments until after production has begun. These deferrals will burden the net cash flows available to us from Telemark Hub production activities until the obligations have been satisfied.

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

Our Term Loans impose restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and may limit our ability to obtain additional financing. We have recently obtained amendments to our credit facility, as discussed in Note 7, “Term Loans”, to maintain compliance with our covenants as of December 31, 2009 and to provide us more latitude in our covenants until December 31, 2010. Our ability to meet these covenants is primarily dependent on the adequacy of cash flows from operations. Our inability to satisfy the covenants or other contractual requirements contained in our Term Loans would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. Given current market conditions, our ability to access the capital markets or consummate asset monetizations or other financings may be restricted at a time when we would need to raise additional capital. Further, the current economic conditions could also impact our lenders, customers and hedging counterparties and cause them to fail to meet their obligations to us with little or no warning.

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

Results of Operations

For the years ended December 31, 2009, 2008 and 2007 we reported net income (loss) attributable to common shareholders of ($51.8) million, $121.7 million and $48.6 million, or $(1.24), $3.39 and $1.55 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. Production sold in prior years under fixed-price delivery contracts designated for the normal sale exception under the accounting standards for derivatives and hedging are also included in prior year amounts. At December 31, 2008, we began accounting for our open fixed-price physical forward contracts as derivatives because we could no longer assert that our remaining contracts would result in physical delivery. Consequently, changes in their fair value during the period are reflected as derivative income instead of oil and gas revenues in our consolidated statement of operations. The realized prices below may differ from the market prices in effect during the periods depending on when the fixed-price delivery contract was executed.

During the second quarter of 2008, we completed the sale of 0.96 MMBoe of proved Gulf of Mexico (“GOM”) reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. In accordance with the accounting standards for extractive activities – oil and gas, the sale is accounted for as a volumetric production payment. The net proceeds received were recorded as deferred revenue to be recognized in earnings as the production is delivered and are presented on the 2008 consolidated statements of cash flows as proceeds from disposition of oil and gas properties. The table below includes oil and gas production revenues from amortization of deferred revenue related to this transaction. We do not reflect any production associated with those revenues.

	Year Ended December 31,			% Change from 2008 to 2009	% Change from 2007 to 2008
	2009	2008	2007

Production:
Oil and condensate (MBbls)	3,353	4,267	4,498	(21)%	(5)%
Natural gas (MMcf)	15,119	31,862	37,013	(53)%	(14)%
Total (MBoe)	5,873	9,578	10,667	(39)%	(10)%
GOM (MBoe)	5,342	7,026	8,629	(24)%	(19)%
North Sea (MBoe)	531	2,553	2,038	(79)%	25%

Revenues from production (in thousands):
Oil and condensate	$192,044	$308,910	$290,329	(38)%	6%
Effects of cash flow hedges	—	(2,390)	(1,549)
Amortization of deferred revenue	32,649	18,976	—

Total	$224,693	$325,496	$288,780	(31)%	13%

Natural gas	$64,834	$264,204	$309,572	(75)%	(15)%
Effects of cash flow hedges	1,719	(8,672)	897
Amortization of deferred revenue	7,244	3,795	—

Total	$73,797	$259,327	$310,469	(72)%	(16)%

Oil, condensate and natural gas	$256,878	$573,114	$599,901	(55)%	(4)%
Effects of cash flow hedges	1,719	(11,062)	(652)
Amortization of deferred revenue	39,893	22,771	—

Total	$298,490	$584,823	$599,249	(49)%	(2)%

Average realized sales price:
Oil and condensate (per Bbl)	$56.98	$72.41	$64.54	(21)%	12%
Effects of cash flow hedges (per Bbl)	—	(0.56)	(0.34)

Total (per Bbl)	$56.98	$71.85	$64.20	(21)%	12%

GOM (per Bbl)	57.04	71.67	64.21	(20)%	12%
North Sea (per Bbl)	34.67	95.53	61.35	(64)%	56%

Natural gas (per Mcf)	$4.27	$8.29	$8.36	(48)%	(1)%
Effects of cash flow hedges (per Mcf)	0.11	(0.27)	0.03

Total (per Mcf)	$4.38	$8.02	$8.39	(45)%	(4)%

GOM (per Mcf)	4.13	9.68	8.30	(57)%	17%
North Sea (per Mcf)	5.34	6.18	8.57	(14)%	(28)%

Oil, condensate and natural gas (per Boe)	$43.50	$59.82	$56.22	(27)%	6%
Effects of cash flow hedges (per Boe)	0.30	(1.14)	(0.06)

Total (per Boe)	$43.80	$58.68	$56.16	(25)%	4%

GOM (per Boe)	44.94	66.24	57.30	(32)%	16%
North Sea (per Boe)	32.10	37.86	51.54	(15)%	(27)%

Revenues from production decreased in 2009 compared to 2008 due to a 39% decrease in overall production and a 25% decrease in average realized sales prices. The lower production in the Gulf of Mexico is primarily the result of the September 2008 sale of a 15% limited-term overriding royalty interest in production, the continuing effects in 2009 of the 2008 hurricanes and natural production declines and shut-ins for recompletions at the Gomez Hub. The lower production in the North Sea is primarily due to the sale of 80% of our working interest in Tors and Wenlock in the fourth quarter of 2008 and due to voluntary production curtailment as a result of low natural gas prices. The lower average realized sales price is due to decreased commodity market prices.

Revenues from production were essentially flat between 2008 and 2007 because the 10% decrease in overall production (19% decrease in GOM and 25% increase in North Sea (“N.S.”)) was offset by a 4% increase in average realized sales price (16% increase in GOM and 27% decrease in N.S.) The lower production in the GOM is primarily the result of decreases at the Gomez Hub associated with hurricanes. Offsetting this decrease is increased production from the Wenlock property in the N.S., which was brought online in the fourth quarter of 2007. During the fourth quarter of 2008, we sold 80% of our working interests in Tors and Wenlock in the N.S. and, accordingly, revenues from production during future periods will be significantly lower.

Other Revenues

Other revenues for 2009 and 2008 are comprised of amounts realized under our loss of production income insurance policy due to disruptions caused by Hurricane Ike. Other revenues for 2007 are comprised of amounts realized under our loss of production income insurance policy due to disruptions caused by Hurricanes Rita and Katrina in 2005.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells. These costs include, among others, workover expenses, operator fees, processing fees and insurance. Lease operating expense was as follows:

	Year Ended December 31,			% Change from 2008 to 2009	% Change from 2007 to 2008
	2009	2008	2007
Lease operating (in thousands)	$84,956	$91,196	$91,693	(7)%	(1)%
Per Boe	14.47	9.54	8.58	51%	11%
Gulf of Mexico	14.03	9.60	8.46	45%	13%
North Sea	18.80	9.36	9.30	101%	1%

Lease operating expense for 2009 decreased compared to 2008 primarily due to the sale of 80% of our working interest in Tors and Wenlock in the fourth quarter 2008 and due to reduced fuel and chemical costs in the Gulf of Mexico. These cost decreases were partially offset by increases related to insurance premiums and non-recurring workover activities at various Gulf of Mexico and North Sea properties. The per unit cost has increased primarily due to the effect of fixed costs on lower production volumes.

Lease operating expense for 2008 was essentially unchanged compared to 2007. The per unit cost has increased primarily due to the effect of fixed costs on lower production volumes.

Exploration

During 2007, exploration expense included costs related to an exploratory well at MC 667. This well found noncommercial quantities of hydrocarbons, resulting in exploration expense of approximately $10.3 million. Exploration expense also includes the costs of geological and geophysical studies.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense was as follows:

	Year Ended December 31,			% Change from 2008 to 2009	% Change from 2007 to 2008
	2009	2008	2007
General and administrative (in thousands)	$44,211	$41,653	$32,018	6%	30%
Per Boe	7.53	4.32	3.00	74%	44%

The general and administrative expense increased in 2009 compared to 2008 due primarily to the payment of third party fees of $6.2 million related to our debt modification in the fourth quarter of 2009.

General and administrative expense for 2008 increased compared to 2007. The increase is primarily attributable to higher noncash stock-based compensation costs and to increases in other compensation costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense was as follows:

	Year Ended December 31,			%Change from 2008 to 2009	% Change from 2007 to 2008
	2009	2008	2007
DD&A (in thousands)	$152,780	$246,434	$247,378	(38)%	—
Per Boe	26.01	25.74	23.22	1%	11%
Gulf of Mexico	24.11	21.66	21.42	11%	1%
North Sea	45.20	36.90	30.72	22%	20%

DD&A expense for 2009 decreased compared to 2008 primarily due to decreased production discussed above. The per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties. The increased rate was partially offset by expense decreases related to the change from unit-of-production depletion to straight-line depreciation for the ATP Innovator upon contribution to ATP-IP.

DD&A expense in 2008 was flat compared to 2007 primarily due to decreased production offset by an 11% increase in average depletion rates to $24.11 per Boe in 2008. This per unit increase is primarily a result of higher costs incurred on our new developments relative to some of our older properties.

Impairment of Oil and Gas Properties

During 2009, we recorded impairment expense of $45.8 million related to seven proved and five unproved Gulf of Mexico properties. These impairments are primarily a result of reduced commodity prices, unfavorable operating performance and our decision to abandon further activities on certain unproven acreage. During 2008, we recorded impairment expense of $125.1 million related to certain Gulf of Mexico shelf properties. These impairments are primarily due to reductions in estimates of recoverable reserves resulting from reduced commodity prices and unfavorable operating performance of four properties. During 2007, we recorded impairment expense of $25.3 million and $9.0 million related to Gulf of Mexico and North Sea properties, respectively. These impairments are primarily due to unfavorable operating performance of four properties resulting in downward revisions of recoverable reserves.

Accretion of Asset Retirement Obligation

Accretion expense in 2009 decreased to $11.7 million compared to $15.6 million in 2008 primarily due to the North Sea property sale noted above and changes in estimates of future abandonment obligations in 2008. Accretion expense of $15.6 million in 2008 is increased from $12.1 million in 2007 primarily due to increased asset retirement obligations associated with increased oil and gas property development and general vendor price increases.

Loss on Abandonment

We recognized aggregate loss on abandonment during 2009, 2008 and 2007 of $2.9 million, $13.3 million and $18.6 million, respectively. These amounts are primarily the result of actual abandonment operations requiring more work than originally estimated and unanticipated vendor price increases.

Gain on Disposition of Properties

In December 2009, we sold to a third party our 25% working interest in the deep operating rights of one of our Gulf of Mexico properties for $13.0 million cash, all of which was recognized as a gain.

As discussed above, during October 2008, we finalized a sale of 80% of our working interests in certain producing natural gas properties, leasehold acreage and gathering infrastructures, all located in the U.K. North Sea at the Tors and Wenlock fields. The sale is effective July 1, 2008. The closing of the transaction occurred on December 18, 2008, after which we own a 20% working interest in the Wenlock field and a 17% working interest in the Tors field. The cash received for the transaction was £258.2 million (approximately $389.2 million as of the closing date) after deducting £6.8 million for transaction costs and fees and adjustment for each party’s share of production proceeds received and expenses paid for periods after July 1, 2008. We recorded a $119.1 million gain on disposition of assets related to this sale.

Interest Income

Interest income varies directly with the amount of temporary cash investments. The decrease in interest income from period to period is the result of a decrease in average cash on hand balances and a decrease in interest rates.

Interest Expense

Interest expense decreased to $40.9 million in 2009 compared to $100.7 million in 2008 primarily due to 2009 capitalized interest of $110.1 million ($102.2 million related to the construction of the Telemark Hub development in the Gulf of Mexico and $7.9 million related to Cheviot in the U.K.) compared to capitalized interest of $44.6 million in 2008 ($42.7 million related to the Telemark Hub development and $1.9 million related to Cheviot). Capitalized interest increased due to higher average construction work-in-progress balances in 2009. Interest expense decreased to $100.7 million for 2008 compared to $121.3 million for 2007 primarily due to 2008 capitalized interest discussed above and lower interest rates experienced in the first half of 2008 and their effect on our floating-rate borrowings. This decrease was partially offset by interest related to the net $200.0 million increase in outstanding borrowings under our Term Loans beginning in the second quarter of 2008.

Derivative Income (Expense)

Derivative expense during 2009 was $0.7 million (losses of $9.8 million and gains of $9.1 million in the Gulf of Mexico and North Sea, respectively). The expense in 2009 is primarily related to net losses associated with our oil and gas fixed-price physical forward sales contracts.

Derivatives income in 2008 was $89.0 million (Gulf of Mexico, $96.5 million gain and North Sea, $7.5 million loss). As a result of the limited-term overriding royalty interest and changes in forecasts of production, we determined that it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we dedesignated some of these instruments as hedges and recognized expense of $40.5 million. During 2008, we terminated our oil puts, oil swaps and oil fixed-price physical forward sale contracts. We also entered into and subsequently terminated oil price collar derivatives. These terminations resulted in realized derivative income of $83.9 million. Due to termination of the oil fixed-price physical forward sale contracts for which we had claimed the normal sales derivative accounting exception provided by the accounting standards for derivatives and hedging, we determined that it was no longer appropriate to claim that exception for our gas fixed forwards. Consequently, we recorded the gas fixed forwards as derivative asset with an offset in derivative income of $14.4 million. The balance of the derivatives income is primarily related to changes in fair value of derivatives no longer designated as cash flow hedges.

Loss on Extinguishment of Debt

Loss on debt extinguishment in 2008 is $24.2 million. As discussed below, during the second quarter of 2008, we refinanced the term loans and subordinated notes and recorded as an expense the remaining unamortized deferred financing costs, debt discount related to the retired debt and repayment premiums associated with the subordinated notes.

Income Taxes

During 2009, we recorded a net tax benefit of $22.5 million, determined based on the results of operations for the year for each jurisdiction and permanent differences affecting the overall tax rate in each jurisdiction, resulting in an effective tax rate of 38.8%. As of December 31, 2009, for U.S. tax provision purposes, we have a valuation allowance of $3.0 million related to excess tax benefits from stock options and restricted stock prior to adoption of accounting standards related to stock-based compensation. In addition, as of December 31, 2009 for Netherlands’ tax provision purposes, we have a valuation allowance of $1.3 million related to the net operating loss carryover generated in 2009.

We recorded net tax expense of $50.0 million for the year ended December 31, 2008, determined based on the results of operations for the year for each jurisdiction and permanent differences affecting the overall tax rate in each jurisdiction, resulting in an overall effective tax rate of 29.1%. As of December 31, 2008, for U.S. tax provision purposes all of our valuation allowance has been released except the portion related to our excess tax benefits from stock options and restricted stock prior to adoption of accounting standards related to stock-based compensation.

During 2007 we recognized net tax benefit of $0.6 million determined based on the results of operations for the year for each jurisdiction, the valuation allowance released and permanent differences affecting the overall tax rate in each jurisdiction, resulting in an overall effective tax rate of (1.3%).

Convertible Preferred Stock Dividends

Convertible preferred stock dividends in 2009 represent declared cash amounts due for the period from the September 2009 issue date of the preferred stock through December 31, 2009. The outstanding shares of convertible preferred stock accrue cumulative preferred dividends at the annual rate of 8% of liquidation value.

Liquidity and Capital Resources

Historically, we have funded our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations, the sale or conveyance of interests in selected properties and vendor financings. The disarray in the credit markets in 2008 continued into 2009. Capital market transactions are limited and when they can be completed they are more expensive than similar transactions in the past three years. Despite this, during 2009, we raised $148.8 million of capital from the formation of ATP-IP and $305.8 million from issuance of common stock and preferred stock.

During this period we also financed significant portions of our development program with transactions entered into with our vendors and their affiliates and $74.5 million from the Gomez Pipeline Transaction, which are discussed above. As discussed more fully in Note 9, ”Other Long-term Obligations” to the Consolidated Financial Statements, during 2009, we granted limited-term overriding royalty interests in the form of net profit interests in certain of our oil and gas properties in and around the Telemark Hub and Clipper to certain of our vendors in exchange for oil and gas property development services. The interests earned by the vendors will be paid solely from the net profits, as defined, of the subject properties. This type of financial arrangement preserves our current cash in exchange for reduced future cash flows from production. We have also negotiated with certain other vendors involved in the development of the Telemark Hub and Clipper to partially defer payments until after production has begun. Development of our interest in the Cheviot field in the U.K. North Sea continues and we have arranged with the fabricator of the floating production and drilling facility to defer $99 million of payments until construction is complete.

We anticipate our 2010 cash capital expenditures will range between $400 and $500 million, which is the level that we expect can be funded with cash on hand, cash flows from operations and completed monetizations. As operator of most of our projects under development, we have the ability to control the timing and extent of most of our capital expenditures should future market conditions warrant. Coupled with that control, we believe we have sufficient liquidity to enable us to meet our future capital and debt service requirements.

While we do not expect to rely on the credit markets to meet our goals in 2010, we desire to monetize selected assets during these periods, and the ability of potential buyers to access the credit markets and the commodity price outlook may be important factors to our success in doing so. For example, in January 2010 we closed on an overriding royalty interest transaction (primarily limited term) for cash proceeds of $138.0 million, net of costs. We are actively in discussions to monetize a portion of our interest in the ATP Titan. Still, we believe that we will be able to monetize more selected assets, providing us with additional capital to further reduce debt. In the near term, our revenues, profitability and cash flows are highly dependent upon many factors, particularly our ability to bring our major development project at Telemark on production, performance of other properties and the price of oil and natural gas. To mitigate future price volatility, we may continue to hedge the sales price of a portion of our future production.

For the longer term, we will continue to deploy the same or similar strategies. Operating our properties has always been a significant focus of our strategy. As stated previously, we believe operating our properties provides us the ability to control expenditures and adjust development timing and programs where needed. We do not expect to see a significant change in this focus over the next several years.

Cash Flows

	Year Ended December 31,
	2009	2008	2007
Cash provided by (used in) (in thousands):
Operating activities	$159,827	$546,967	$329,388
Investing activities	(632,951)	(432,010)	(835,093)
Financing activities	358,673	(69,327)	521,795

As of December 31, 2009, we had a working capital deficit of approximately $26.4 million, a decrease of approximately $62.9 million from December 31, 2008. Our credit agreement covenants specify a minimum liquidity ratio whereby we include the availability under our revolving credit facility, and exclude current maturities of Term Loans, the current portion of derivative assets and liabilities and the current portion of asset retirement obligations. We were in compliance with all of the covenants under our Term Loans at December 31, 2009.

Cash provided by operating activities during 2009 and 2008 was $159.8 million and $547.0 million, respectively, primarily due to lower net income and from changes in working capital in 2009 compared to 2008. Net income in 2009 decreased primarily due to lower production and lower commodity prices discussed above.

Cash provided by operating activities during 2008 and 2007 was $547.0 million and $329.4 million, respectively, primarily due to higher derivative income ($85.1 million) and from changes in working capital during 2008 compared to 2007 ($134.6 million).

Cash used in investing activities was $633.0 million and $432.0 million during 2009 and 2008, respectively. During 2009, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $551.4 million and $83.9 million, respectively. During 2008, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $750.8 million and $166.7 million, respectively. Also in 2008, cash received from investing activities includes proceeds, net of costs, from the sale of interests in North Sea properties for $389.2 million and the sale of proved reserves in the form of a limited-term overriding royalty interest for $82.0 million. In 2007, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $648.7 million and $200.8 million, respectively.

Cash provided by (used in) financing activities was $358.7 million and ($69.3) million during 2009 and 2008, respectively. The amount in 2009 includes proceeds, net of costs, from the sale of a redeemable noncontrolling interest in ATP-IP of $148.8 million, the issuance of common and preferred stock for $306.2 million, net of costs, the monetization of the Gomez hub pipeline for $74.5 million and $14.5 million from sale of an overriding royalty interest. These increases in cash flows were partially offset by $157.5 million of net debt repayments and $19.0 million of distributions to the Class A limited partner in ATP-IP. In 2008, proceeds from and payments of Term Loans in 2008 resulted from the refinancing of $1,202.2 million of borrowings under our former credit agreement and of $199.5 million of subordinated notes. Further, we repaid $273.3 million of Asset Sale Facility with a portion of the net proceeds from the North Sea property sale noted above. Proceeds from Term Loans are comprised of $1,593.3 million (net of issuance costs) of proceeds from the Term Loans and $31.0 million drawn under our revolving credit facility.

The amount for 2007 was primarily from increases in our Term Loans and issuance of Subordinated Notes of $560.3 million (net of issuance costs) and issuance of 5 million shares of common stock for $226.7 million (net of issuance costs), partially offset by the aggregate $268.2 million repayments of our first and second lien term loans and other debt repayments.

Term Loans

Term Loans consisted of the following (in thousands):

	December 31,
	2009	2008
Term Loans and revolving credit facility - net of unamortized discount of $28,266 and $35,833, respectively	$1,216,685	$1,366,630
Less current maturities	(16,838)	(10,500)

Term Loans – noncurrent	$1,199,847	$1,356,130

On November 2, 2009, we entered into an amendment (the “First Amendment”) to the Term Loans to maintain compliance with our covenants as of December 31, 2009 and to provide additional flexibility during the Amendment Period. Among other provisions, the First Amendment expands the Net Debt to EBITDAX ratio from 3.0 to 4.0, the EBITDAX to Interest ratio from 2.5 times to 2.0 times and the minimum current ratio from 1.0 to 0.8 for the duration of the Amendment Period. The interest rate on the first tranche Term Loan balance is a minimum 11.25% during the Amendment Period, at the end of which it decreases to a minimum 9.5% for the remainder of the term. The interest rate on the asset sale tranche of Term Loans balance outstanding is a minimum 11.75%. Effective July 1, 2010, the minimum interest rate increases to 12.75% for the remainder of the term.

We paid an initial fee of 0.5% to each of the lender group and the administrative agent of the outstanding balance of the Term Loans at closing plus related expenses for a total of $12.6 million for the First Amendment. Additionally, two fees of up to 0.5% each may be due on the aggregate unpaid balance of Term Loans outstanding at June 30, 2010. Specifically, 0.5% will be due if any portion of the Asset Sale Facility remains outstanding as of that date, and an additional 0.5% will be due if the aggregate balance exceeds $800 million.

On January 29, 2010, we entered into a second amendment (the “Second Amendment”) to the credit agreement governing the Term Loans to maintain compliance with our covenants at December 31, 2009 and to provide us the right to issue unlimited indebtedness in the form of unsecured senior debt, provided that 75% of the net proceeds from any such additional indebtedness are used to repay the outstanding Term Loans.

Additionally, the calculation of trailing-twelve-months EBITDAX, as defined in the Term Loans, was expanded to include, in addition to any amount calculated under the terms of the Term Loans, (i) with respect to, and for any period that includes, the fiscal quarter ended March 31, 2009, $32,086,261, (ii) with respect to, and for any period that includes, the fiscal quarter ended September 30, 2009, $35,767,712, (iii) with respect to, and for any period that includes, the fiscal quarter ended December 31, 2009, $10,926,115 and (iv) with respect to, and for any period that includes, the fiscal quarter ending March 31, 2010, $44,272,499. These amounts represent realized economic gains from certain property transactions during the current and preceding three calendar quarters that did not qualify for gain accounting treatment.

We paid a fee of 0.5% of the outstanding balance of the Term Loans to the lender group and 0.25% of the outstanding balance of the Term Loans and Revolver to the administrative agent at closing, plus related expenses, for a total of $9.2 million for the Second Amendment.

Certain of our financial covenants for 2010 are presented below (also see Note 7, “Term Loans” to the Consolidated Financial Statements):

Covenant	Requirement during the Amendment Period (4)
1. Minimum Current Ratio (1)(5)	Greater than 0.8 to 1.0

2. Ratio of Net Debt to EBITDAX (2)(5)	Less than 4.0 to 1.0

3. Ratio of EBITDAX to Interest Expense (5)	Greater than 2.0 to 1.0

4. Ratio of PV-10 of Total Proved Developed Producing Reserves based on future prices to Net Debt (3)	Greater than 0.5 to 1.0

5. Ratio of PV-10 of Total Proved Reserves plus 50% of Pre-tax Probable Reserves based on future prices to Net Debt	Greater than 2.5 to 1.0

(1)	The minimum current ratio excludes current maturities of Term Loans, the current portion of assets and liabilities from derivatives and the current portion of asset retirement obligations.
(2)	EBITDAX is net income excluding interest, taxes, depletion, impairment, certain exploration costs and other noncash items and is determined based on a trailing twelve month average.
(3)	Net Debt is total debt less cash on hand.
(4)	Covenants 1-3 are tested at the end of each calendar quarter. Covenants 4 and 5 are tested at year end and at June 30. Covenants 1, 2 and 3 revert to 1.0, 3.0 and 2.5, respectively after the Amendment Period (October 2009 through December 31, 2010).
(5)	Reflects the amendments to our Term Loans set forth in the First Amendment and Second Amendment.

Our most restrictive covenants are the minimum current ratio, ratio of net debt to EBITDAX, and ratio of EBITDAX to interest expense. As of December 31, 2009, our actual ratios were 1.2 to 1.0, 3.8 to 1.0 and 2.2 to 1.0, respectively. After considering the First and Second Amendment, we were in compliance with these ratios as of December 31, 2009 and expect to maintain compliance with all of our covenants for the next twelve months. However, significant adverse changes in our expected production levels, commodity prices and reserves or material delays or cost overruns (including our significant development activities at the Telemark Hub) could have a material adverse affect on our financial condition and results of operations and our ability to maintain future compliance with these covenants. An event of noncompliance with any of the required covenants could result in a mandatory repayment under the Term Loans.

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

As of December 31, 2009, we were in compliance with the covenants of the Term Loans. However, we entered into the amendments above as the Telemark Hub project is nearing completion, to protect our interests from unforeseen economic hazards, such as project delays, cost overruns, adverse changes to operating conditions or erosion of commodity prices. With the First Amendment and Second Amendment described above, we believe that we will maintain compliance throughout 2010 and beyond.

Recently Issued Accounting Pronouncements

See Note 2, “Significant Accounting Policies - Recently Issued Accounting Pronouncements” to the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes certain contractual obligations at December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term Loans	$1,244,951	$16,838	$185,363	$1,042,750	$—
Interest on Term Loans (1)	470,754	155,214	204,269	111,271	—
Other long-term obligations (2)	202,767	30,825	128,608	20,000	23,334
Other trade commitments	27,412	21,450	5,962	—	—
Noncancelable operating leases	1,721	839	882	—	—

Total contractual obligations	$1,947,605	$225,166	$525,084	$1,174,021	$23,334

(1)	Interest is based on rates and principal repayment requirements in effect at December 31, 2009, which were amended on November 2, 2009. (See Term Loan discussion above.)
(2)	Omitted from other long-term obligations in this table are $180.8 million of net profits interests payable and overriding royalty interest of $14.9 million as of December 31, 2009 that are payable only from the future cash flows of specified properties. The ultimate amount and timing of the payments will depend on production from the properties and future commodity prices and operating costs. Included in the table above are $87.5 million of contractual commitments that are expected to be paid that are not yet incurred.

Our liabilities include asset retirement obligations (“ARO”) ($43.4 million current and $106.8 million long term) that represent the amount at December 31, 2009 of our obligations with respect to the retirement/plugging and abandonment of our oil and gas properties. The ultimate settlement amounts and the timing of the settlements of such obligations are uncertain because they are subject to, among other things, federal, state and local regulation, economic and operational factors. Consequently, ARO is not reflected in the table above.

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

Capitalized proved property acquisition costs are depleted on the unit-of-production method on the basis of total estimated units of proved reserves. Development costs relating to producing properties are depleted on the unit-of-production method on the basis of total estimated units of proved developed reserves. When significant development costs (such as the cost of an offshore production platform) are incurred in connection with a planned group of development wells before all of the planned wells have been drilled, it is occasionally necessary to exclude a portion of those development costs in determining the unit-of-production amortization rate until the additional development wells are drilled. However, in no case are future development costs anticipated in computing our amortization rate. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in calculating DD&A provisions. Expenditures for geological and geophysical testing costs are generally charged to expense unless the costs can be specifically attributed to mapping a proved reservoir and determining the optimal placement for future developmental well locations. Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated DD&A and impairment of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

We perform an impairment analysis whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management's estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting estimated future costs. Future net cash flows are based upon reservoir engineers' estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed, but no later than lease expiration. Any impairment charge incurred is recorded in accumulated DD&A to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in DD&A recognized in periods subsequent to the reserve estimate revision. In all years presented, 100% of our reserves were prepared by independent petroleum engineers. Currently, we use Collarini Associates and Ryder Scott Company, L.P. See the Supplemental Information (unaudited) in our consolidated financial statements for reserve data related to our properties.

Asset Retirement Obligations

We have significant obligations related to the plugging and abandonment of our oil and gas wells, dismantling our offshore production platforms, and the removal of equipment and facilities from leased acreage and returning such land to its original condition. We estimate the future cost of this obligation, discounted to its present value, and record a corresponding liability and asset in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the liability with the offset to the related capitalized asset on a prospective basis. We recognize accretion expense on our aggregate asset retirement obligations, reflecting the change in the present value of the approaching obligations with the passage of time.

Other Long-term Obligations

We have significant obligations primarily related to placing the ATP Titan in service and completing and commencing production from the underlying Telemark Hub oil and gas wells. A significant portion of these costs will be paid from net profits interests in the underlying reserves, or under vendor payment deferral arrangements. The recorded liabilities for these costs are affected by some significant estimates, including the ultimate cost of the obligations, the ultimate reserves produced and the timing of production, which dictates the timing of the future cash payments. Such estimated amounts are discounted so that they are reflected on the consolidated balance sheet at present value. Revisions to these estimates may be required which will result in upward or downward revisions in the recorded long-term obligations on a prospective basis.

Contingent Liabilities

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. As discussed in Part I, Item 3. – “Legal Proceedings,” and the Notes to Consolidated Financial Statements, we are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management makes estimates, if determinable, of ATP's probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances.

Price Risk-Management Activities

We periodically enter into commodity derivative contracts and fixed-price physical forward contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed-price physical forward contracts, price swaps and put options, which are generally placed with major financial institutions or with counterparties of high credit quality to minimize our credit risks. The oil and natural gas reference prices of these commodity derivative contracts are based upon oil and natural gas market exchanges, which have a high degree of historical correlation with actual prices we receive. All derivative instruments, unless designated as normal purchases and sales, are recorded on the balance sheet at fair value. Due to a series of net settlements during the fourth quarter of 2008, we determined that we could no longer assert the normal purchase normal sale exception on any of our remaining fixed-price physical forward contracts. As a result, we are now accounting for these contracts as derivatives under the accounting standards for derivatives and hedging, similar to our financial swaps and options contracts, with gains and losses recorded as a component of derivative income (expense) in our consolidated statement of operations.

Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, hedge accounting rules provide that the gain or loss on the derivative is deferred in accumulated other comprehensive income to the extent the hedge is effective, and such deferred gains or losses are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. At December 31, 2009, we had no derivative contracts in place that qualified for hedge accounting.

Valuation of Deferred Tax Asset

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. We also record a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized. In determining whether a valuation allowance is appropriate, we weigh positive and negative evidence that suggests whether a deferred tax asset is likely to be recoverable. As of December 31, 2009, we have a valuation allowance of $4.3 million primarily related to tax benefits from stock options and restricted stock prior to implementation of the accounting standards for stock-based compensation.

Stock-Based Compensation

We recognize compensation expense as vesting occurs for stock-based compensation granted after January 1, 2006, and for share awards that were outstanding and not vested as of January 1, 2006. For periods prior to January 1, 2006, we applied to our stock-based compensation awards the intrinsic method of accounting as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell a portion of our oil and natural gas production under market price contracts. We periodically use derivative instruments to hedge our commodity price risk. We hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps, put options and fixed-price physical forward contracts to hedge our commodity prices. See Note 15, “Derivative Instruments and Price Risk Management Activities” to the Consolidated Financial Statements.

We may enter into short-term hedging arrangements if (1) we are able to obtain commodity contracts at prices sufficient to secure an acceptable internal rate of return on a particular property or on a group of properties, or (2) if required by the terms of our existing credit agreements. We do not initially hold or issue derivative instruments for speculative purposes.

At March 11, 2010, we had derivative contracts in place for the following oil and natural gas volumes:

Period	Type	Volumes	Price
			$/Unit (1)
Oil (Bbl) – Gulf of Mexico
2010	Puts	306,000	24.70

2010	Swaps	1,316,000	77.18
2011	Swaps	1,368,750	78.76

2010	Swaps (2)	612,000	70.00
2011	Swaps (2)	911,000	78.41

Natural Gas (MMBtu)
North Sea
2010	Fixed-price physicals	918,000	6.58

2010	Swaps	1,375,000	5.43
2011	Swaps	450,000	5.43

Gulf of Mexico
2010	Fixed-price physicals	6,085,000	5.55
2011	Fixed-price physicals	900,000	5.42

2010	Collars	4,280,000	4.72-7.92
2011	Collars	1,350,000	4.75-7.95

(1)	Unit prices for collars reflect the floor and ceiling prices, respectively.
(2)	These swaps have been matched with call options to allow us to reparticipate in per barrel price increases above $110.00 and $110.99 in 2010 and 2011, respectively.

Interest Rate Risk

We are exposed to changes in interest rates on our Term Loans described in Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources, and on the earnings from cash and cash equivalents. See the discussion of our Term Loans in Note 7 to the Consolidated Financial Statements.

Foreign Currency Risk

The net assets, net earnings and cash flows from our wholly owned subsidiaries in the U.K. and the Netherlands are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the value of the local currency arising from the process of re-measuring the local functional currency in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to the Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of ATP Oil & Gas Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting.

In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented additional processes and procedures to provide reasonable assurance that the identified material weakness in our internal control over financial reporting was mitigated with respect to the information that we are required to disclose. As a result, we believe the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the evaluation performed, we identified the following material weakness in our internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over accounting for outstanding liabilities. Specifically, our procedures were not adequate to ensure proper cut-off associated with goods received or services rendered by our vendors and that liabilities were recorded in the appropriate periods. This control deficiency resulted in an audit adjustment to the 2009 consolidated financial statements within accounts payable, accounts receivable from partners, and oil and gas properties. This deficiency could result in a material misstatement to the aforementioned accounts that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness.

Because of the above described material weakness in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 based on the criteria set forth in “Internal Control — Integrated Framework” issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remediation Plan

We believe that the material weakness described above is attributable to factors caused by the substantial activity at year-end 2009 focused on the completion of our major development project at our Telemark Hub.

In order to remediate the material weakness described above, we plan to enhance our process to address such changes in activity by implementing new procedures to seek out additional information from major vendors at each balance sheet date to ensure that we have adequate information to ensure proper cut-off when preparing capital accruals.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Company and Other Key Employees

Set forth below are the names, ages (as of February 28, 2010) and titles of the persons currently serving as executive officers of the Company. There are no term limits for the executive officers.

Name	Age	Position
T. Paul Bulmahn	66	Chairman and Chief Executive Officer
Leland E. Tate	62	President
Albert L. Reese Jr.	60	Chief Financial Officer
George R. Morris	55	Chief Operating Officer
John E. Tschirhart	59	Senior Vice President, International, General Counsel
Isabel M. Plume	49	Chief Communications Officer
Keith R. Godwin	42	Chief Accounting Officer

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

Except for the information relating to Executive Officers of the Registrant set forth above, the information required by Item 10 of Form 10-K is incorporated herein by reference to the definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on June 4, 2010 (the “Proxy Statement.”)

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

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

(a) (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 4.4 of Registration Statement No. 333-162574 on Form S-3 of ATP filed October 19, 2009.

3.3	Third Amended and Restated Bylaws of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP's Current Report on Form 8-K filed December 15, 2009.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP's Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP’s Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

4.4	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 of ATP’s Form 8-K dated September 29, 2009.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

10.2	Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

10.3	First Amendment, dated as of November 2, 2009, to the Credit Agreement, dated as of June 27, 2008, among ATP Oil & Gas Corporation, the lenders party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated November 2, 2009.

10.4	Second Amendment, dated as of January 29, 2010, to the Credit Agreement, dated as of June 27, 2008, among ATP Oil & Gas Corporation, the lenders party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated January 29, 2010.

10.5	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP's Report on Form 10-Q for the quarter ended September 30, 2008.

†10.6	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.16	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.17	Employment Agreement between ATP and George R. Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

†10.18	All Employee Bonus Policy, incorporated by reference to exhibit 10.16 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

†10.19	Discretionary Bonus Policy, incorporated by reference to exhibit 10.17 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.20	Purchase Agreement dated September 23, 2009 among the Company, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several Initial Purchasers named therein, incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K dated September 29, 2009.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 to ATP’s Report on Form 10-Q for the quarter ended March 31, 2009.

*23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Consent of Deloitte & Touche LLP.

*23.3	Consent of Collarini Associates.

*23.4	Consent of Ryder Scott Company, L.P.

*23.5	Management report of third party engineers – Collarini Associates

*23.6	Management report of third party engineers – Ryder Scott Company, L.P. – Gulf of Mexico

*23.7	Management report of third party engineers – Ryder Scott Company, L.P. - Netherlands

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATP Oil & Gas Corporation

By:	/S/ ALBERT L. REESE JR.
Albert L. Reese Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2010.

Signature	Title

/S/ T. PAUL BULMAHN	Chairman, Chief Executive Officer and Director
T. Paul Bulmahn	(Principal Executive Officer)

/S/ ALBERT L. REESE JR.	Chief Financial Officer
Albert L. Reese Jr.	(Principal Financial Officer)

/S/ KEITH R. GODWIN	Chief Accounting Officer
Keith R. Godwin	(Principal Accounting Officer)

/S/ CHRIS A. BRISACK	Director
Chris A. Brisack

/S/ ARTHUR H. DILLY	Director
Arthur H. Dilly

/S/ GERARD J. SWONKE	Director
Gerard J. Swonke

/S/ WALTER WENDLANDT	Director
Walter Wendlandt

/S/ BURT A. ADAMS	Director
Burt A. Adams

/S/ ROBERT J. KAROW	Director
Robert J. Karow

/S/ GEORGE R. EDWARDS	Director
George R. Edwards

/S/ LADY BARBARA JUDGE	Director
Lady Barbara Judge

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ATP Oil & Gas Corporation:

In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations, of shareholders’ equity and noncontrolling interest, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of ATP Oil & Gas Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for outstanding liabilities associated with goods received or services rendered by vendors existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATP Oil & Gas Corporation

Houston, Texas

We have audited the accompanying consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for the year in the period ended December 31, 2007 of ATP Oil & Gas Corporation and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2008

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$108,961	$214,993
Restricted cash	10,504	—
Accounts receivable (net of allowance of $291 and $352, respectively)	52,551	93,915
Deferred tax asset	101,956	39,150
Derivative asset	1,321	15,366
Other current assets	10,615	11,954

Total current assets	285,908	375,378

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	3,609,131	2,802,315
Unproved properties	13,910	14,705

	3,623,041	2,817,020
Less accumulated depletion, depreciation, impairment and amortization	(1,137,269)	(944,817)

Oil and gas properties, net	2,485,772	1,872,203
Furniture and fixtures (net of accumulated depreciation)	342	470
Deferred financing costs, net	16,378	13,493
Other assets, net	14,747	14,066

Total assets	$2,803,147	$2,275,610

Liabilities and Equity
Current liabilities:
Accounts payable and accruals	$212,736	$277,914
Current maturities of term loans	16,838	10,500
Asset retirement obligation	43,418	32,854
Derivative liability	16,216	8,114
Other current liabilities	23,094	9,537

Total current liabilities	312,302	338,919
Term loans	1,199,847	1,356,130
Other long-term obligations	274,942	2,582
Asset retirement obligation	106,781	99,254
Deferred tax liability	146,764	101,953
Derivative liability	7,646	1,194
Deferred revenue	19,336	59,229

Total liabilities	2,067,618	1,959,261

Commitments and contingencies (Note 14)

Temporary equity – redeemable noncontrolling interest	139,598	—

Shareholders’ equity:
8% convertible perpetual preferred stock: $0.001 par value, 10,000,000 shares authorized; 1,400,000 issued and outstanding at December 31, 2009; none issued at December 31, 2008; at liquidation value	140,000	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 50,755,310 issued and 50,679,470 outstanding at December 31, 2009; 35,979,170 issued and 35,903,330 outstanding at December 31, 2008	51	36
Additional paid-in capital	571,595	400,334
Retained earnings (accumulated deficit)	(19,317)	29,644
Accumulated other comprehensive loss	(95,487)	(112,754)
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	595,931	316,349

Total liabilities and equity	$2,803,147	$2,275,610

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Oil and gas production	$298,490	$584,823	$599,324
Other	13,664	33,206	8,611

	312,154	618,029	607,935

Costs, operating expenses and other:
Lease operating	84,956	91,196	91,693
Exploration	264	48	13,756
General and administrative	44,211	41,653	32,018
Depreciation, depletion and amortization	152,780	246,434	247,378
Impairment of oil and gas properties	45,799	125,059	34,342
Accretion of asset retirement obligation	11,676	15,566	12,117
Loss on abandonment	2,872	13,289	18,649
Gain on disposition of properties	(12,433)	(119,233)	—
Other, net	(742)	(99)	(3,706)

	329,383	413,913	446,247

Income (loss) from operations	(17,229)	204,116	161,688

Other income (expense):
Interest income	710	3,476	7,603
Interest expense, net	(40,884)	(100,729)	(121,302)
Derivative income (expense)	(712)	89,035	—
Loss on debt extinguishment	—	(24,220)	—

	(40,886)	(32,438)	(113,699)

Income (loss) before income taxes	(58,115)	171,678	47,989

Income tax (expense) benefit:
Current	(545)	(1,969)	1,179
Deferred	23,079	(48,004)	(548)

	22,534	(49,973)	631

Net income (loss)	(35,581)	121,705	48,620
Less income attributable to the redeemable noncontrolling interest	(13,380)	—	—
Less convertible preferred stock dividends	(2,856)	—	—

Net income (loss) attributable to common shareholders	$(51,817)	$121,705	$48,620

Net income (loss) per share attributable to common shareholders:
Basic	$(1.24)	$3.43	$1.58

Diluted	$(1.24)	$3.39	$1.55

Weighted average number of common shares:
Basic	41,853	35,457	30,793
Diluted	41,853	35,868	31,301

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(35,581)	$121,705	$48,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation, depletion and amortization	152,780	246,434	247,378
Impairment of oil and gas properties	45,799	125,059	34,342
Gain on disposition of properties	(12,433)	(119,233)	—
Accretion of asset retirement obligation	11,676	15,566	12,117
Deferred income tax expense (benefit)	(23,079)	48,004	548
Dry hole costs	—	—	10,251
Derivative (income) expense	39,648	(3,976)	(86)
Loss on debt extinguishment	—	15,370	—
Stock-based compensation	7,951	12,018	7,108
Amortization of deferred revenue	(39,893)	(22,771)	—
Noncash interest expense	13,262	14,998	9,874
Other noncash items, net	2,443	13,630	13,705
Changes in assets and liabilities –
Accounts receivable and other current assets	50,402	32,546	(42,766)
Accounts payable and accruals	(53,168)	49,658	(2,195)
Other assets and liabilities	20	(2,041)	(9,508)

Net cash provided by operating activities	159,827	546,967	329,388

Cash flows from investing activities
Additions to oil and gas properties	(635,300)	(917,523)	(849,491)
Proceeds from disposition of properties	13,000	471,846	650
Decrease (increase) in restricted cash	(10,504)	13,837	14,096
Additions to furniture and fixtures	(147)	(170)	(348)

Net cash used in investing activities	(632,951)	(432,010)	(835,093)

Cash flows from financing activities
Proceeds from term loans	19,000	1,639,750	574,500
Payments of term loans	(176,512)	(1,680,190)	(244,287)
Deferred financing costs	(6,490)	(15,523)	(14,148)
Issuance of common stock, net of costs	170,629	—	226,706
Issuance of preferred stock, net of costs	135,549	—	—
Net profits interests payments	(1,929)	(13,397)	—
Sale of redeemable noncontrolling interest, net of costs	148,751	—	—
Partner distributions	(18,970)	—	—
Proceeds from pipeline transaction	74,511	—	—
Proceeds from dollar-denominated overriding royalty transaction	14,500	—	—
Principal payments – dollar-denominated overriding royalty transaction	(369)	—	—
Payments of capital lease	—	—	(23,950)
Exercise of stock options	3	33	2,974

Net cash provided by (used in) financing activities	358,673	(69,327)	521,795

Effect of exchange rate changes on cash and cash equivalents	8,419	(30,086)	767

Increase (decrease) in cash and cash equivalents	(106,032)	15,544	16,857
Cash and cash equivalents, beginning of year	214,993	199,449	182,592

Cash and cash equivalents, end of year	$108,961	$214,993	$199,449

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND NONCONTROLLING INTEREST

(In Thousands)

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Temporary Equity – Redeemable Noncontrolling Interest
Balance, beginning of year		$—		$—		$—
Sale of Class A Limited Partner Interest, net of formation costs		148,751		—		—
Income attributable to the redeemable noncontrolling interest		13,380		—		—
Limited partner distributions		(22,533)		—		—

Balance, end of year		$139,598		$—		$—

Shareholders’ Equity:

8% Convertible Perpetual Preferred Stock, liquidation value
Balance, beginning of year	—	$—	—	$—	—	$—
Issuance of preferred stock	1,400	140,000	—	—	—	—

Balance, end of year	1,400	$140,000	—	$—	—	$—

Common Stock
Balance, beginning of year	35,903	$36	35,732	$36	30,196	$30
Issuances of common stock
Secondary offerings	14,565	15	—	—	5,000	5
Exercise of stock options/warrants	—	—	8	—	302	1
Restricted stock, net of forfeitures	211	—	163	—	234	—

Balance, end of year	50,679	$51	35,903	$36	35,732	$36

Paid-in Capital
Balance, beginning of year		$400,334		$388,250		$151,467
Issuances of capital stock
Common stock		179,750		—		226,702
Costs of issuances		(13,588)		—		—
Exercise of stock options/warrants		4		66		2,973
Stock-based compensation		7,951		12,018		7,108
Preferred stock dividends		(2,856)		—		—

Balance, end of year		$571,595		$400,334		$388,250

Retained Earnings (Accumulated Deficit)
Balance, beginning of year		$29,644		$(92,061)		$(140,681)
Net income (loss)		(35,581)		121,705		48,620
Income attributable to the redeemable noncontrolling interest		(13,380)		—		—

Balance, end of year		$(19,317)		$29,644		$(92,061)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$(112,754)		$14,552		$26,013
Other comprehensive income (loss)		17,267		(127,306)		(11,461)

Balance, end of year		$(95,487)		$(112,754)		$14,552

Treasury Stock, at Cost
Balance, beginning of year	76	$(911)	76	$(911)	76	$(911)

Balance, end of year	76	$(911)	76	$(911)	76	$(911)

Total Shareholders’ Equity		$595,931		$316,349		$309,866

See accompanying notes to the consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(35,581)	$121,705	$48,620

Other comprehensive income (loss):
Reclassification adjustment for settled hedge contracts (net of taxes of $859, ($5,083) and ($271), respectively)	(859)	5,890	888
Change in fair value of outstanding hedge positions (net of taxes of ($3,736), $12,237 and $15,281, respectively)	3,736	(12,677)	(17,266)
Reclassification adjustment for dedesignated hedge contracts (net of taxes of $0, ($19,288) and $0, respectively)	—	21,258	—
Foreign currency translation adjustment, net of tax	14,390	(141,777)	4,917

Other comprehensive income (loss)	17,267	(127,306)	(11,461)

Comprehensive income (loss)	(18,314)	(5,601)	37,159
Less comprehensive income attributable to the redeemable noncontrolling interest	(13,380)	—	—

Comprehensive income (loss) attributable to shareholders	(31,694)	(5,601)	37,159
Less convertible preferred stock dividends	(2,856)	—	—

Comprehensive income (loss) attributable to common shareholders	$(34,550)	$(5,601)	$37,159

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements, including the use of estimates for oil and gas reserve information and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit and investments in funds with original maturities of three months or less, stated at market value.

Restricted Cash

At December 31, 2009, restricted cash relates to an escrow account for ATP-IP (discussed below) which holds cash in excess of monthly partnership distributions and operating needs.

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

We perform impairment analysis whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed, but no later than lease expiration. Any impairment charge incurred is recorded in accumulated depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of these calculations is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.

We recorded impairments during the years ended December 31, 2009, 2008 and 2007 totaling $44.6 million, $124.7 million and $34.1 million, respectively, on certain proved Gulf of Mexico properties. The 2009 impairments are primarily a result of reduced commodity prices and unfavorable operating performance. We also recorded a $1.0 million loss on abandonment related to one of these properties. The 2008 and 2007 impairments are primarily due to reduced commodity prices and reductions in estimates of recoverable reserves. Impairments of unproved properties were $1.2 million, $0.4 million and $0.2 million in 2009, 2008 and 2007, respectively, related to surrendered leases.

Management’s assumptions used in calculating oil and gas reserves or regarding the future net cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as commodity price forecasts change, so too will the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize (i) depletion expense on the additional capitalized asset retirement costs; (ii) accretion expense as the present value of the future asset retirement obligation increases with the passage of time, and; (iii) the impact, if any, of changes in estimates of the liability. The following table sets forth a reconciliation of the beginning and ending asset retirement obligation (in thousands):

	December 31,
	2009	2008	2007
Asset retirement obligation, beginning of year	$132,108	$186,771	$108,389
Liabilities incurred	16,220	7,642	31,471
Liabilities settled	(9,603)	(18,595)	(19,941)
Property dispositions	(292)	(17,681)	—
Accretion expense	11,676	15,566	12,117
Changes in estimates	90	(41,595)	54,735

Total asset retirement obligation, end of year	150,199	132,108	186,771
Less current portion	43,418	32,854	28,194

Total long-term asset retirement obligation, end of year	$106,781	$99,254	$158,577

Liabilities incurred in 2009 consist primarily of amounts related to developments at the Telemark Hub. Vendor prices for services and equipment related to asset retirement operations in the Gulf of Mexico increased significantly relative to expectations, especially during 2007 and the early part of 2008. Consequently, we revised our estimates of retirement costs for our oil and gas properties as needed. During 2009, 2008 and 2007, we recognized loss on abandonment of $2.9 million, $13.3 million and $18.6 million, respectively. These amounts are primarily the result of actual abandonment operations in the Gulf of Mexico requiring more work than originally estimated.

Capitalized Interest

Interest costs during the development phase of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. During 2009, 2008 and 2007, we capitalized $110.1, $44.6 million and $8.0 million, respectively, of interest costs to oil and gas properties. For the year ended December 31, 2009, capitalized interest was $102.2 million related to the construction of the ATP Titan at our Telemark development in the Gulf of Mexico and $7.9 million related to the Cheviot property in the U.K. For the year ended December 31, 2008, capitalized interest was $42.7 million related to the construction of the ATP Titan and $1.9 million related to the Cheviot property. For the year ended December 31, 2007, all of the capitalized interest was related to the construction of the ATP Titan.

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

Revenue Recognition

We use the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which are generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in our supplemental oil and gas disclosures. If our excess takes of natural oil or gas exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owners’ receivables, to various companies in the oil and gas industry, which results in concentrations of credit risk. Concentrations of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit.

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

For the year ended December 31, 2009, revenues from four purchasers accounted for 39%, 33%, 13% and 7%, respectively, of oil and gas production revenues. For the year ended December 31, 2008, revenues from four purchasers accounted for 32%, 32%, 17% and 10%, respectively, of oil and gas production revenues. For the year ended December 31, 2007, revenues from four purchasers accounted for 36%, 18%, 16% and 11%, respectively, of oil and gas production revenues. A substantial portion of our oil and gas production revenues in the North Sea are from one customer.

Translation of Foreign Currencies

The local currency is the functional currency for our foreign subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive income as a separate component of shareholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are included in net income. At December 31, 2009, accumulated other comprehensive loss included $95.5 million of loss related to cumulative foreign currency translation adjustments.

Insurance Recoveries

When realized, insurance recoveries under our loss of production income policy are reported as other revenues in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows. During 2009, 2008 and 2007, insurance recoveries were $13.7 million, $33.2 million and $8.6 million, respectively, and were related to disruptions caused by Hurricane Ike in 2008 and Hurricanes Rita and Katrina in 2005.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount that management believes is more likely than not to be realized in future years.

Stock-based Compensation

We recognize over the vesting periods compensation expense for stock-based compensation granted after January 1, 2006, and a portion of prior period grants that remained unvested as of January 1, 2006.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. The interest rate on our term loans is variable and is based on London Interbank Offered Rates (“LIBOR”) subject to a minimum LIBOR of 3.25%. The fair value of the debt as of December 31, 2009 was approximately $1.2 billion.

Derivative Instruments

We utilize derivative instruments and fixed-price forward sales contracts with respect to a portion of our expected production, generally not less than 40% or more than 80% of such production, in order to manage our exposure to oil and natural gas price volatility. These instruments expose us to risk of financial loss if:

•	production is less than expected for forward sales contracts;

•	the counterparty to the derivative instrument defaults on its contract obligations; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and the actual prices received for our production at the physical sales point.

Our results of operations may be negatively impacted in the future by our derivative instruments and fixed-price forward sales contracts as these instruments may limit any benefit we would otherwise receive from increases in the prices for oil and natural gas.

We periodically enter into commodity price derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize fixed-price physical forward contracts, price swaps, price collars and put options which are generally placed with major financial institutions or with counterparties of high credit quality in order to minimize our credit risks. The oil and natural gas reference prices of these commodity derivative contracts are based upon oil and natural gas market exchanges which have a high degree of historical correlation with the actual prices we receive. All derivative instruments are recorded on the balance sheet at fair value. Due to a series of net settlements during the fourth quarter of 2008, we determined that we could no longer assert the normal sales hedge derivatives accounting exception on any of our remaining fixed-price physical forward contracts. As a result, we are now accounting for these contracts as nondesignated derivatives with gains and losses recorded as a component of derivative income (expense) in our consolidated statement of operations.

Gains and losses for derivatives which have not been designated as hedges are recorded as components of derivative income (expense) in our consolidated statement of operations. Gains and losses for derivatives which have been designated as hedges are recorded instead to accumulated other comprehensive income (loss) (“AOCI”) until the period in which the forecasted hedged transactions occur, at which time the gains and losses are reclassified from AOCI to the consolidated statement of operations as components of the revenue or expense items to which they relate. Hedge ineffectiveness is recorded directly to the consolidated statement of operations. Settlements of commodity derivative instruments are included in cash flows from operating activities in our consolidated statement of cash flows. At December 31, 2009, 2008 and 2007, AOCI included none, $0.5 million and ($17.3) million of unrealized after-tax gains (losses), respectively, on our cash flow hedges.

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

Recently Issued Accounting Pronouncements

During December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•

Economic productibility of oil and gas reserves must be calculated using the unweighted arithmetic average of the first day of the month price for each month within the prior 12 month period, rather than year-end prices;

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Companies are allowed to report, on an optional basis, probable and possible reserves;

•	Nontraditional reserves, such as oil and gas extracted from coal and shales, are included in the definition of “oil and gas producing activities;”

•

Companies are permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•

Companies are required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•

Companies are required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards codification to conform to the Final Rule. At December 31, 2009 we adopted the Final Rule.

In February 2009, the FASB issued a standard entitled “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under the standard entitled, “Business Combinations.” This standard has no impact on our financial statements at this time.

In May 2009 and February 2010, the FASB issued a standard entitled “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These financial statements reflect adoption of this standard.

In June 2009, the FASB issued a standard entitled, “Accounting for Transfer of Financial Assets, an amendment of FASB Statement No. 140,” which modifies and clarifies the requirements of the previously issued standard. We have adopted this standard with no current impact to our financial statements.

In June 2009, the FASB issued a standard entitled, “Amendments to FASB Interpretation No. 46(R),” which modifies the requirements of the previously issued standard. We have adopted this standard with no current impact to our financial statements.

In June 2009, the FASB issued a standard entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which codifies existing GAAP and recognizes only two levels of GAAP, authoritative and nonauthoritative. Adoption of this standard has not had a material effect on our financial statements.

The FASB has provided additional guidance on measuring the fair value of liabilities. The new guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The standard also clarifies the application of certain valuation techniques. Adoption of this standard has not had a material impact on our financial statements.

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

In addition, our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, which could materially impact the quantities of oil and natural gas that we ultimately produce. As of December 31, 2009, approximately 87% of our total proved reserves are undeveloped. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows and our ability to meet covenants under our Term Loans.

We are also vulnerable to certain concentrations that could expose our revenues, profitability, cash flows and access to capital to the risk of a near-term severe impact. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and a substantial portion of our current production is contributed from relatively few wells located offshore in the Gulf of Mexico and in the North Sea. In 2008 and 2009, a significant amount of time and money has been spent by us on our Telemark Hub development. Our 2010 results of operations, financial position and cash flows will be significantly impacted by the timing and success at this development. We have also recently conveyed to certain vendors limited-term net profits interests in our Telemark Hub and Clipper (defined below) oil and gas properties in exchange for development services and equipment. We have also negotiated with certain other vendors involved in the development of the Telemark Hub to partially defer payments until after production has begun. These deferrals will burden the net cash flows available to us from Telemark Hub production activities until the obligations have been satisfied.

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

Our Term Loans impose restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and may limit our ability to obtain additional financing. We have recently obtained amendments to our credit facility, as discussed in Note 7, “Term Loans”, to maintain compliance with our covenants as of December 31, 2009 and to provide us more latitude in our covenants until December 31, 2010. Our ability to meet these covenants is primarily dependent on the adequacy of cash flows from operations. Our inability to satisfy the covenants or other contractual requirements contained in our Term Loans would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business. Given current market conditions, our ability to access the capital markets or consummate asset monetizations or other

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financings may be restricted at a time when we would need to raise additional capital. Further, the current economic conditions could also impact our lenders, customers and hedging counterparties and cause them to fail to meet their obligations to us with little or no warning.

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

Note 4 — Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid during the year for interest, net of amounts capitalized	$16,536	$88,429	$106,410
Cash paid (received) during the year for income taxes	(13,581)	6,282	8,325

Noncash investing and financing activities:
Increase (decrease) in noncash property additions	187,880	(56,577)	136,574
Accrued distributions to noncontrolling interest	3,563	—	—
Dividends on preferred stock declared but not paid	2,856	—	—

Note 5 — Oil and Gas Properties

Acquisitions

During 2009, we paid $0.2 million to acquire a 55.3% working interest in Green Canyon Block 344, a lease with unproved reserves south of our Green Canyon Block 300 property in the Gulf of Mexico (“Clipper”). Also, in exchange for assumption of any property abandonment obligations and payment to us of $4.8 million, we acquired a partner’s working interests in certain properties in the Gulf of Mexico. In the U.K. North Sea, we participated in the 25th licensing round and were awarded a 50% equity interest in Block 9/21a, a property known as “Skipper” for no upfront investment.

During January 2010, we consummated December 2009 agreements for a cash-free swap of our interest in Mississippi Canyon (“MC”) Block 800, a proved undeveloped property, for a third party’s interests in MC Block 754 and MC Block 710. MC Block 710 is an exploratory prospect adjacent to our Gomez Hub in MC Block 711 and surrounding blocks.

During 2008, we acquired in the Gulf of Mexico a 100% working interest in MC Block 304, now part of our Canyon Express Hub, and a 55% working interest in Clipper. Also during this period, we were awarded leases for 100% of the working interests in Viosca Knoll Block 863, De Soto Canyon Block 355, immediately east of our Canyon Express Hub, and Atwater Valley Blocks 19 and 62, both additions to our Telemark Hub, by the U.S. Department of Interior Minerals Management Service. The total cash paid for these acquisitions was $1.8 million.

Dispositions

In December 2009, we sold to a third party our 25% working interest in the deep operating rights of one of our Gulf of Mexico properties for $13.0 million cash, all of which was recognized as a gain.

During the second quarter of 2008, we completed the sale of 0.96 MMBoe of proved Gulf of Mexico reserves in the form of a 15% limited-term overriding royalty interest for $82.0 million. The interest is carved out of our net revenue interests in production from MC Blocks 711, 754, 755 and 800. In accordance with the

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting standards for extractive activities – oil and gas, the sale is accounted for as a volumetric production payment. The net proceeds received were recorded as deferred revenue to be recognized in earnings as the production is delivered and is presented on the consolidated statements of cash flows as proceeds from disposition of oil and gas properties. The reserves associated with the interest have been removed from our proved oil and natural gas reserves.

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

For financial reporting purposes, because we are the general partner of the partnership, we consolidate ATP-IP, along with three wholly owned limited liability companies (the “LLCs”) we created to own our interests in ATP-IP. The contribution of the ATP Innovator was accounted for as a transfer of assets between entities under common control. Accordingly, ATP-IP recorded the ATP Innovator at its carryover cost basis and no accounting gain or loss was recognized. We have historically subjected the ATP Innovator costs to units-of-production depletion over the proved reserves attributable to our Gomez Hub. ATP-IP owns no reserves and, therefore, now recognizes depreciation expense for the ATP Innovator on a straight-line basis over an estimated useful life of 25 years, given the partnership’s ability to enter into subsequent throughput agreements and to relocate the ATP Innovator to a new producing location at the end of the existing PUA. We incurred costs associated with the formation of the partnership of approximately $3.4 million which were charged to general and administrative expense. All items of intercompany revenue and expense, investment and capital are eliminated in consolidation. Additionally, because the partnership agreement provides certain redemption rights to the Class A limited partner interests in the event a change of control occurs at ATP, the Class A interests are reflected as a redeemable noncontrolling interest within temporary equity on our consolidated balance sheet, and we segregate net income and comprehensive income attributable to such interests (also see Note 14, “Commitments and Contingencies”).

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

Note 7 — Term Loans

Term Loans consisted of the following (in thousands):

	December 31,
	2009	2008
Term Loans – Tranche B-1	$1,034,250	$1,044,749
Term Loans – Asset Sale Facility	160,701	326,714
Term Loans – revolving credit facility	50,000	31,000
Unamortized discount	(28,266)	(35,833)

Total Term Loans	1,216,685	1,366,630
Less current maturities	(16,838)	(10,500)

Total Term Loans – noncurrent	$1,199,847	$1,356,130

The Term Loans include a tranche of initially, $1.05 billion (“Tranche B-1”), a tranche of, initially, $600.0 million (the “Asset Sale Facility”) and a revolving credit facility for up to $50.0 million. The Term Loans were issued with an original issue discount of 2.5%. The interest rates on the Term Loans are based on a minimum 3.25% LIBOR plus a prescribed amount which varies as discussed below. Tranche B-1 requires a $2.63 million principal repayment per calendar quarter until September 2013, and four quarterly repayments of $249.4 million thereafter. The Asset Sale Facility is due in full at maturity in January 2011 and allows for prepayment at any time at par. The Term Loans are secured by substantially all of our oil and gas assets in the Gulf of Mexico and a pledge of 65% of the common stock of our wholly owned subsidiaries, ATP Oil & Gas (UK) Limited and ATP Oil and Gas (Netherlands) B.V. The combined effective annual interest rate under the Term Loans at December 31, 2009 and 2008 was approximately 14.2% and 9.9%, respectively.

During 2009, we repaid a total of $166.0 million of the Asset Sale Facility in accordance with our Term Loans with amounts received from our asset monetizations and financing transactions discussed below. During 2008, in conjunction with the December 2008 sale of 80% of our working interest in our Tors and Wenlock projects in the U.K. North Sea, and in accordance with the terms of the Asset Sale Facility, we paid $273.3 million toward the Asset Sale Facility. If we complete other Asset Sales, as defined by the Term Loans, we will continue to apply 75% of the Net Cash Proceeds, as defined by the Term Loans, of the Asset Sale toward the repayment of the Asset Sale Facility. Any Asset Sale Facility balance still outstanding is due in its entirety in January 2011.

We have also drawn down on our entire $50.0 million revolving credit facility which has the same interest obligations as the Term Loans and has a final maturity of July 2013.

During 2009, we entered into an amendment (the “First Amendment”) to the Term Loans to maintain compliance with our covenants as of December 31, 2009 and to provide additional flexibility during the period from October 1, 2009 through December 31, 2010 (the “Amendment Period”). The interest rate on the Tranche B-1 balance is a minimum 11.25% during the Amendment Period, at the end of which it decreases to a minimum 9.5% for the remainder of the term. The interest rate on the Asset Sale Facility balance outstanding is a minimum 11.75%. Effective July 1, 2010, the minimum interest rate increases to 12.75% for the remainder of the term.

We paid an initial fee of 0.5% to each of the lender group and the administrative agent of the outstanding balance of the Term Loans at closing plus related expenses for a total of $12.6 million for the First Amendment. A portion of these costs were capitalized. Additionally, two fees of up to 0.5% each may be due on the aggregate unpaid balance of Term Loans outstanding at June 30, 2010. Specifically, 0.5% will be due if any portion of the Asset Sale Facility remains outstanding as of that date, and an additional 0.5% will be due if the aggregate balance exceeds $800 million.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Term Loans carry the following restrictions and covenants. Capitalized terms and covenants have the meaning set forth in our credit agreement, as amendment dated June 27, 2008. The foregoing description of the Term Loans does not purport to be complete and is qualified in its entirety by reference to the Term Loans. The requirements during the Amendment Period are shown first and those which apply after the Amendment period are shown in parentheses where there are differences:

•	Minimum Current Ratio of 0.8 to 1.0 (1.0 to 1.0);

•	Ratio of Total Net Debt to the Consolidated EBITDAX of not greater than 4.0 to 1.0 (3.0 to 1.0) at the end of each quarter;

•	Ratio of Consolidated EBITDAX to Consolidated Interest Expense of not less than 2.0 to 1.0 (2.5 to 1.0) for any four consecutive fiscal quarters;

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

On January 29, 2010, we entered into a second amendment (the “Second Amendment”) to the Term Loans to maintain compliance with our covenants as of December 31, 2009 and to provide us the right to issue unlimited indebtedness in the form of unsecured senior debt, provided that 75% of the net proceeds from any such additional indebtedness are used to repay the outstanding Term Loans.

Additionally, the calculation of trailing-twelve-months EBITDAX, as defined in the Term Loans, was expanded to include, in addition to any amount calculated under the terms of the Term Loans, (i) with respect to, and for any period that includes, the fiscal quarter ended March 31, 2009, $32,086,261, (ii) with respect to, and for any period that includes, the fiscal quarter ended September 30, 2009, $35,767,712, (iii) with respect

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to, and for any period that includes, the fiscal quarter ended December 31, 2009, $10,926,115 and (iv) with respect to, and for any period that includes, the fiscal quarter ending March 31, 2010, $44,272,499. These amounts represent realized economic gains from certain property transactions during the current and preceding three calendar quarters that did not qualify for gain accounting treatment.

We paid a fee of 0.5% of the outstanding balance of the Term Loans to the lender group and 0.25% of the outstanding balance of the Term Loans and Revolver to the administrative agent at closing, plus related expenses, for a total of $9.2 million for the Amendment. After considering the First and Second Amendment, we were in compliance with the covenants under our Term Loans as of December 31, 2009 and expect to remain in compliance with our covenants for the next twelve months.

Note 8 — Operating Leases

We have commitments under various administrative and other operating lease agreements. Total rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $0.9 million, $0.9 million and $0.9 million, respectively. At December 31, 2009, the future minimum rental payments due under operating leases are as follow (in thousands):

Year Ending December 31:
2010	$839
2011	716
2012	166
2013	—
2014	—
Thereafter	—

Total	$1,721

Note 9 — Other Long-term Obligations

Other long-term obligations consisted of the following (in thousands):

	December 31,
	2009	2008
Net profits interests	$180,819	$9,537
Gomez pipeline obligation	75,152	—
Vendor deferrals – Gulf of Mexico	7,490	—
Vendor deferrals – North Sea	17,053	—
Dollar-denominated overriding royalty interest	14,941	—
Other	2,582	2,582

Total	298,037	12,119
Less current portion (included in other current liabilities)	(23,095)	(9,537)

Other long-term obligations	$274,942	$2,582

Net Profits Interests

During 2009, we granted limited-term overriding royalty interests in the form of net profits interests (“NPIs”) in certain of our oil and gas properties in and around the Telemark Hub and Clipper to certain of our vendors in exchange for oil and gas property development services. The interests earned by the vendors will be paid solely from the net profits, as defined, of the subject properties. At December 31, 2009, we accrued the present value of the NPIs as a liability on our consolidated balance sheet with an offsetting increase recorded as additions to oil and gas properties. As the NPI is earned in future periods, we will also accrete the liability over the estimated term in which the NPI is expected to be settled using the effective interest method with related interest reflected in interest expense net of amounts capitalized on the Consolidated Statement of Operations. The term of the NPIs will be dependent on the value of the services contributed by these vendors coupled with the estimated timing of production and future economic conditions, including commodity prices and operating costs. Because we have accounted for these NPI’s as financing obligations on our consolidated balance sheet, the reserves and production revenues associated with the NPI interests are retained by the Company. A portion of the NPI balance relates to financing of property acquisitions prior to 2009.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gomez Pipeline Transaction

In 2009, we executed an asset purchase and sale agreement for net proceeds of $74.5 million with a third party for both the oil and natural gas pipelines that service the Gomez Hub at Mississippi Canyon Block 711. In conjunction with the sale, we entered into agreements with the third party to transport oil and natural gas production for the remaining production life of the fields serviced by the ATP Innovator for a per-unit fee that is subject to a minimum monthly payment through December 31, 2016. Such minimum fees, if applicable, can be recovered by the company in future periods within the same calendar year whenever fees owed during a month exceed the minimum due. We remain the operator of the pipeline and are responsible for all of the related operating costs. As a result of the retained asset retirement obligation and the purchaser’s option to convey the pipeline back to us at the end of the life of the fields in the Gomez Hub, the transaction has been accounted for as a financing obligation equal to the net proceeds received. This obligation will be amortized based on the estimated proved reserve life of the Gomez properties using the effective interest method with related interest reflected in interest expense net of amounts capitalized on the Consolidated Statement of Operations. All payments made in excess of the minimum fee in future periods will be reflected as interest expense of the financing obligation. During 2009, we repaid $42.2 million of Asset Sale Facility with the net proceeds in accordance with our Term Loans.

Vendor Deferrals

In the Gulf of Mexico, in addition to the net profits interests exchanged for development services described above, we have negotiated with certain other vendors involved in the development of the Telemark Hub and Clipper to partially defer payments until after production has begun.

In the U.K. North Sea, development of our interest in the Cheviot field continues and we have arranged with the fabricator of the floating production and drilling facility to defer $99 million of payments until construction is complete, which is expected to be in 2011. As work is completed, we record obligations and related interest expense net of amounts capitalized on the Consolidated Statement of Operations.

Dollar-Denominated Overriding Royalty Interest

In October 2009, we sold a limited-term overriding royalty interest in our Gomez Hub properties for $14.5 million, net of costs. The agreement provides for repayment of the proceeds plus an overall rate of return. Because of the dollar-denominated and limited payment term of this overriding royalty interest it is reflected in the accompanying financial statements as a financing obligation.

The weighted average effective interest rate on other long-term obligations was 18.7% at December 31, 2009.

Note 10 — Equity

Preferred Stock

During 2009, we issued 1.4 million shares of convertible preferred stock and received net proceeds of $135.5 million ($100 per share before underwriters’ discounts and commissions and offering expenses). Each share of convertible preferred stock is perpetual, has no voting rights, has a liquidation preference of $100, pays cumulative dividends at a rate of 8% per annum and is convertible at any time, at the option of the holder, into 4.5045 shares of common stock. After September 30, 2014, we have the option to force conversion to common stock provided that the prevailing common stock market price exceeds the conversion price by 150% on average for a stipulated period of time. In the event of certain fundamental changes of the Company, each share of convertible preferred stock is subject to adjustment to prevent dilution and would receive a conversion benefit as defined in the related statement of resolutions that established the convertible preferred stock. We used $33.9 million of net proceeds from the issuance to reduce the Asset Sale Facility. In December 2009, we announced a quarterly cash dividend of $2.9 million ($2.04 per share of preferred stock).

Common Stock

During 2009, we issued 14.6 million shares of common stock and received net proceeds of $170.6 million (an average of $12.31 per share before underwriters’ discounts and commissions and offering expenses). During 2009, we have repaid an aggregate $42.7 million of Asset Sale Facility using net proceeds from the issuances of common stock.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007 we issued 5 million shares of common stock and received net proceeds of approximately $226.7 million ($47.00 per share before underwriters’ discounts and commissions and offering expenses). We were required by the then-current credit agreement to apply $56.7 million of the proceeds to reduce the outstanding balance of our debt.

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

Warrants

At December 31, 2009 and 2008, there were 350,333 warrants outstanding to purchase common stock at $7.25, which will expire in March 2010.

Note 11 — Stock-Based and Other Compensation Plans

In January 2001, the Board of Directors approved the 2000 Stock Plan (the “2000 Plan”) to provide increased incentive for its employees and directors. The 2000 Plan authorizes the granting of options and restricted stock awards for up to 4,000,000 shares of common stock. Generally, options are granted at prices equal to at least 100% of the fair value of the stock at the date of grant, expire not later than five years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Board of Directors, options with differing terms have also been granted. We recognized stock option compensation expense of $3.0 million, $2.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Weighted average volatility	76%	53%	36%
Expected term (in years)	3.8	3.8	3.8
Risk-free rate	1.7%	2.2%	4.0%
Weighted average fair value of options – grant date	$8.81	$6.31	$15.22

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Volatilities are based on the historical volatility of our closing common stock price. Expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term of the options granted in 2009, 2008 and 2007 is estimated using the simplified method because they are homogeneous and the Company has insufficient option exercise history to refine its expectations. The risk-free rate for periods within the contractual life of the options is based on the comparable U.S. Treasury rates in effect at the time of each grant. The aggregate intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007 were $0, $0.1 million and $4.2 million, respectively. The following table sets forth a summary of option transactions for the year ended December 31, 2009:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of year	1,405,355	$26.18
Granted	246,000	15.94
Exercised	(250)	12.17
Forfeited (2)	(13,500)	26.05
Expired	(3,500)	6.28

Outstanding at end of year	1,634,105	24.69	$4,805	2.9

Vested and expected to vest	1,445,250	24.56	$4,129	2.7

Options exercisable at end of year	656,002	30.21	$176	1.4

(1)	Based upon the difference between the market price of the common stock on the last trading day of the year and the option exercise price of in-the-money options.
(2)	Includes forfeiture of 1,875 vested options.

A summary of the status of ATP’s nonvested stock options as of December 31, 2009 and changes during the year is presented below:

	Number of Options	Weighted Average Grant-date Fair Value
Nonvested at beginning of year	1,044,381	$8.61
Granted	246,000	8.81
Vested	(300,653)	10.30
Forfeited	(11,625)	7.90

Nonvested at end of year	978,103	8.15

At December 31, 2009, unrecognized compensation expense related to nonvested stock option grants totaled $4.0 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.9 years.

Restricted stock grants vest over a three-year period, are subject to forfeiture, and cannot be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. During the years ended December 31, 2009, 2008 and 2007, we recognized aggregate compensation expense of $4.9 million, $8.9 million and $5.4 million, respectively, related to outstanding restricted stock grants.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in nonvested restricted stock for the year ended December 31, 2009:

	Number of	Weighted Average Grant-date	Aggregate Intrinsic Value (1)
	Shares	Fair Value	($000)
Nonvested at beginning of year	345,705	$43.44
Granted	212,532	9.94
Forfeited	(1,642)	45.64
Vested	(137,302)	44.04

Nonvested at end of year	419,293	26.25	$7,665

(1)	Based upon the closing market price of the common stock on the last trading day of the year.

At December 31, 2009, unrecognized compensation expense related to restricted stock totaled $3.7 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 1.8 years.

We have a 401(k) Savings Plan which covers all domestic employees. At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Our matching contributions to the plan were approximately $289,000, $211,000 and $269,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We also have a defined contribution plan for our U.K. employees. We currently contribute 4% to the plan and such contributions are subject to the Pensions Act 1999 (U.K.) and to U.K. rules on taxation. For the years ended December 31, 2009, 2008 and 2007, we contributed approximately $33,000, $32,000 and $28,000, respectively.

Note 12 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares (other than nonvested restricted stock) outstanding during the period. Weighted average shares outstanding for diluted EPS also includes a hypothetical number of additional shares (“Common Stock Equivalents”) calculated assuming the exercise or conversion of all in-the-money options, warrants and convertible preferred stock and full vesting of restricted stock awards. Common Stock Equivalents are excluded from the computation of weighted average common shares outstanding when the per share effect is antidilutive. The impact of assumed conversion of preferred stock on net income is excluded from the computation of EPS when its impact is antidilutive. For 2009, 2008 and 2007, 1.4 million, 0.5 million and 0.1 million, respectively, Common Stock Equivalents were excluded from the diluted EPS calculation in the table below because their inclusion would have been antidilutive. For 2009, preferred stock dividends of $2.9 million were excluded from the diluted EPS computation of net income (loss) attributable to common shareholders because its inclusion would have been antidilutive. A total of 1.6 million potential shares from the assumed conversion of preferred stock have been excluded because their effect would have been antidilutive.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted EPS are computed based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Income
Net income (loss) attributable to common shareholders	$(51,817)	$121,705	$48,620
Add impact of assumed preferred stock conversions (if-converted method)	—	—	—

Net income (loss) attributable to common shareholders and impact of assumed conversions	$(51,817)	$121,705	$48,620

Shares outstanding
Weighted average shares outstanding - basic	41,853	35,457	30,793
Effect of potentially dilutive securities:
Stock options and warrants	—	253	453
Nonvested restricted stock	—	158	55
Preferred stock	—	—	—

Weighted average shares outstanding - diluted	41,853	35,868	31,301

Net income (loss) per share attributable to common shareholders:
Basic	$(1.24)	$3.43	$1.58

Diluted	$(1.24)	$3.39	$1.55

Note 13 — Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(924)	$(1,326)	$161
Foreign	379	(643)	1,018

	(545)	(1,969)	1,179

Deferred:
Federal	$19,809	$(42,184)	$(22,380)
Foreign	4,570	(5,820)	70

	24,379	(48,004)	(22,310)

Valuation allowance	(1,300)	—	21,762

Total (expense) benefit	$22,534	$(49,973)	$631

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(46,860)	$105,793	$58,259
Foreign	(11,255)	65,885	(10,270)

	$(58,115)	$171,678	$47,989

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%
Nondeductible and other	(3.63)	1.77	1.87
Foreign operations	1.52	(7.65)	7.17
Impact of redeemable noncontrolling interest	8.06	—	—
Valuation allowance	(2.18)	—	(45.35)

	38.77%	29.12%	(1.31)%

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets (liabilities) as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009
	U.S.	Foreign	Total
Deferred tax asset:
Net operating loss carry forwards	$93,263	$116,150	$209,413
Unrealized derivative loss	8,056	—	8,056
Alternative minimum tax credit	2,764	—	2,764
Stock-based compensation	5,048	—	5,048
Asset retirement obligation	9,228	—	9,228
Other	2,102	—	2,102
Valuation allowance	(3,025)	(1,300)	(4,325)

Deferred tax asset	117,436	114,850	232,286

Deferred tax liability:
Oil and gas property basis differences	(139,692)	(136,559)	(276,251)
Other	(843)	—	(843)

Deferred tax liability	(140,535)	(136,559)	(277,094)

Net deferred tax liability	(23,099)	(21,709)	(44,808)
Less net current deferred tax asset	(101,956)	—	(101,956)

Noncurrent deferred tax liability	$(125,055)	$(21,709)	$(146,764)

	December 31, 2008
	U.S.	Foreign	Total
Deferred tax asset:
Net operating loss carry forwards	$54,102	$77,121	$131,223
Unrealized derivative loss	—	2,877	2,877
Alternative minimum tax credit	1,841	—	1,841
Stock-based compensation	4,080	—	4,080
Asset retirement obligation	10,564	—	10,564
Other	604	—	604
Valuation allowance	(3,025)	—	(3,025)

Deferred tax asset	68,166	79,998	148,164

Deferred tax liability:
Oil and gas property basis differences	(100,740)	(99,999)	(200,739)
Unrealized derivative gain	(5,802)	—	(5,802)
Other	(4,426)	—	(4,426)

Deferred tax liability	(110,968)	(99,999)	(210,967)

Net deferred tax asset (liability)	(42,802)	(20,001)	(62,803)
Less net current deferred tax asset	(35,740)	(3,410)	(39,150)

Noncurrent deferred tax liability	$(78,542)	$(23,411)	$(101,953)

We compute income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. As of December 31, 2009 and 2008, for U.S. tax provision purposes, we have provided valuation allowance for that portion of excess tax benefits resulting from stock options and restricted stock outstanding as of the date we adopted the accounting standards for stock-based compensation. Additionally, the deferred tax asset related to the U.S. net operating loss carry forwards (“NOLs”) as disclosed does not include an additional $19.5 million of net operating loss, as we included this amount in our 2008 U.S. Income Tax Return and net operating loss carry forwards in relation to excess tax benefits on stock option exercises and restricted stock vested through the fiscal year ended December 31, 2008

At December 31, 2009 and 2008, we had net operating loss carry forwards (“NOLs”) for financial statement purposes of approximately $266.5 million and $154.6 million, respectively, which begin to expire in 2024 and are subject to the Section 382 limitation discussed below. ATP (UK) had NOLs of $432.0 million and $197.2 million available for corporate tax carry-forward at December 31, 2009 and 2008, respectively, which are presented in Foreign Operations above. During 2007 we experienced a change in control, as defined in

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.R.C. Section 382, which subjects a limitation on the amount of NOLs that we may use to offset taxable income in any tax year. As of December 31, 2009 we have a net current deferred tax asset of approximately $102.0 million, which is primarily attributable to the U.S. NOLs that we expect to utilize to offset taxable income in 2010.

No tax expense is provided on the income attributable to the redeemable noncontrolling interest in ATP Infrastructure Partners, LP, as the partnership is a pass-through entity and is not subject to federal income taxes. Taxes attributable to the income of the redeemable noncontrolling interest would be the liability of the ultimate taxpayers owning that interest.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, two states, the United Kingdom and the Netherlands. Our open tax years in our major jurisdictions are from 2001 to current. As of December 31, 2009, we are not aware of any uncertain tax positions requiring adjustments to our tax liability. If applicable, we will record to the income tax provision any interest and penalties related to unrecognized tax positions.

U.S. deferred taxes have not been recognized with respect to foreign income of $57 million that is permanently reinvested internationally. We currently do not have any foreign tax credits available to reduce U.S. taxes on this income if it was repatriated.

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

During the term of our PUA (see Note 6, “Formation of Limited Partnership”), we are obligated to pay to ATP-IP, our consolidated partnership, a per unit fee for all hydrocarbons processed by the ATP Innovator, subject to a minimum throughput fee of $53,000 per day. We may also be subject to a minimum fee of $53,000 per day for up to 180 days under certain circumstances, including if we fail to provide the minimum notification period before the Gomez Hub fields ceases production. We are responsible for all of the operating costs and periodic maintenance of the ATP Innovator. We could also be required to repurchase the Class A limited partner interest if a change of control of ATP, as defined in our Credit Agreement, were to occur. If a change of control were to become probable in a future period, we would be required to adjust the carrying amount of the redeemable noncontrolling interest to its redemption amount, to the extent it differed from the carrying amount, at the time the change of control was deemed to be probable. We do not currently believe a change of control is probable.

In the normal course of business, we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At December 31, 2009 the aggregate amount of such contingent commitments related to unmet operational milestones was $10.5 million. This type of financial arrangement provides us currently with resources in exchange for reduced cash flows from future production.

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

In February 2010, Bison Capital Corporation filed suit against ATP alleging that fees totaling $102 million related to certain financial transactions had not been paid by ATP. We believe we have paid Bison Capital Corporation all amounts due under our 2004 agreement with them. ATP is currently preparing a response to the petition and plans to vigorously defend against these allegations.

We are, in the ordinary course of business, involved in various other legal proceedings from time to time. Management does not believe that the outcome of these proceedings as of December 31, 2009, either individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Derivative Instruments and Price Risk Management Activities

At December 31, 2009, we had financial derivative contracts in place:

Period	Type	Volumes	Price	Net Fair Value
				Asset (Liability) (2)
				Current	Noncurrent
			$/Unit (1)	($000)	($000)
Oil (Bbl) – Gulf of Mexico
2010	Puts	365,000	24.70	$2	$—

2010	Swaps	733,000	79.76	(2,212)	—
2011	Swaps	1,095,000	80.17	—	(5,625)

2010	Swaps (3)	1,273,000	68.29	(13,402)	—
2011	Swaps (3)	181,000	72.00	—	(1,508)

Total				$(15,612)	$(7,133)

Natural Gas (MMBtu)
North Sea
2010	Fixed-price physicals	1,095,000	7.01	$1,321	$—

Gulf of Mexico
2010	Fixed-price physicals	4,525,000	5.58	(778)	—

2010	Collars	4,575,000	4.68-7.86	173	—
2011	Collars	1,350,000	4.75-7.95	—	(512)

Total				$716	$(512)

Derivative asset				$1,321	$—
Derivative liability				(16,216)	(7,646)

Total				$(14,895)	$(7,646)

(1)	Unit price for collars reflects the floor and the ceiling prices, respectively.
(2)	None of the derivatives outstanding are designated as hedges for accounting purposes.
(3)	These swaps have been matched with call options to allow us to reparticipate in per barrel price increases above $99.34 and $115.00 in 2010 and 2011, respectively.

During 2009, we received net cash settlements of $37.2 million from our price hedge derivatives, which include $19.2 million from early termination of certain contracts. The following table shows where gains and losses (net of taxes) on cash flow hedge derivatives have been reported (in thousands):

	Year Ended December 31,
	2009	2008
AOCI for cash flow hedges – beginning of period	$(2,877)	$(17,348)
Derivative gains (losses)	3,736	(12,677)
Reclassification adjustment for dedesignated hedge contracts	—	21,258
Gains (losses) reclassified from AOCI to oil and gas revenues	(859)	5,890

AOCI for cash flow hedges – end of period	$—	$(2,877)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our derivative income (expense) is based primarily on nondesignated oil and gas price-hedge derivatives and consists of the following (in thousands):

	Year Ended December 31,
	2009	2008
Realized gains (losses) from:
Settlements of contracts	$18,335	$(6,701)
Early terminations of natural gas contracts	19,226	83,923
Unrealized gain (loss) on open contracts	(38,273)	11,813

	$(712)	$89,035

In 2008, as a result of the sale of the limited-term overriding royalty interest and changes in forecasts of production, we determined it was no longer probable that forecasted production would be sufficient to satisfy amounts designated under certain of our cash flow commodity-price hedges. Consequently, we de-designated some of these instruments as hedges, which resulted in reclassification of $40.5 million of net unrealized losses ($21.2 million after tax) from AOCI to derivative expense in the consolidated statement of operations. Subsequent changes to the fair value of these instruments are reflected as derivative income (expense) in the consolidated statement of operations.

During the fourth quarter of 2008, we net settled certain of our fixed-price physical forward sales contracts which had historically been designated for the normal purchase normal sale exception under the accounting standards for derivatives and hedging. These net settlements were a result of shortfalls in our underlying production available to satisfy these contracts due to production shut-ins caused by Hurricane Ike and the sale of a large interest in our UK properties. We also accepted certain opportunistic net settlement offers made by certain of our contract counterparties during the fourth quarter. As a result, we realized a gain of $46.7 million associated with the cash received upon net settlement of these contracts. In addition, because we could no longer assert that our remaining contracts will result in physical delivery, we began accounting for our open fixed-price physical forward contracts as derivatives, resulting in the recognition of a derivative asset of $14.4 million with an offsetting gain recorded as a component of derivative income (expense) in our consolidated statement of operations.

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

Note 16 — Segment Information

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

	Gulf of
	Mexico	North Sea	Total
2009
Revenues	$295,124	$17,030	$312,154
Depreciation, depletion and amortization	128,777	24,003	152,780
Impairment of oil and gas properties	45,799	—	45,799
Gain (loss) on disposition of properties	13,177	(744)	12,433
Income (loss) from operations	3,825	(21,054)	(17,229)
Interest income	537	173	710
Interest expense, net	40,884	—	40,884
Derivative income (expense)	(9,834)	9,122	(712)
Income tax benefit	18,885	3,649	22,534
Additions to oil and gas properties	721,793	96,386	818,179
Total assets	2,545,876	257,271	2,803,147

2008
Revenues	$521,463	$96,566	$618,029
Depreciation, depletion and amortization	152,246	94,188	246,434
Impairment of oil and gas properties	125,059	—	125,059
Gain on disposition of properties	160	119,073	119,233
Income from operations	113,254	90,862	204,116
Interest income	1,344	2,132	3,476
Interest expense, net	100,729	—	100,729
Derivative income (expense)	96,507	(7,472)	89,035
Loss on extinguishment of debt	24,220	—	24,220
Income tax expense	43,510	6,463	49,973
Additions to oil and gas properties	774,925	136,034	910,959
Total assets	1,954,302	321,308	2,275,610

2007
Revenues	$502,904	$105,031	$607,935
Depreciation, depletion and amortization	184,808	62,570	247,378
Impairment of oil and gas properties	25,370	8,972	34,342
Income from operations	154,411	7,277	161,688
Interest income	5,284	2,319	7,603
Interest expense, net	121,302	—	121,302
Income tax (expense) benefit	(457)	1,088	631
Additions to oil and gas properties	768,773	253,161	1,021,934
Total assets	1,666,821	640,312	2,307,133

Note 17 — Fair Value Measurements

The accounting standards for fair value measurement and disclosure applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The standards establish a framework for measuring fair value and expands disclosure about fair value measurements. The standards require fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of our derivative contracts are classified as Level 3 based on the significant unobservable inputs into our expected present value models (see Note 15, “Derivative Instruments and Price Risk Management Activities.”) The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the year ended December 31, 2009 (in thousands):

	U.S. Gas Fixed- Price Physical	U.S. Gas Price Collar	U.S. Oil Swap	U.S. Oil Swap(1)	U.S. Oil Puts	U.K. Gas Fixed- Price Physical	Total

Balance at beginning of period	$15,366	$—	$—	$—	$—	$(947)	$14,419
Purchase of contracts	—	—	—	—	1,740	—	1,740
Derivative income (expense)	17,932	226	(7,837)	(19,681)	(1,738)	1,377	(9,721)
Settlements and terminations	(34,076)	(565)	—	4,771	—	891	(28,979)

Balance at end of period	$(778)	$(339)	$(7,837)	$(14,910)	$2	$1,321	$(22,541)

Changes in unrealized loss included in derivative income (expense) relating to derivatives still held at December 31, 2009	$(778)	$(339)	$(7,837)	$(14,910)	$(363)	$1,321	$(22,906)

(1)	These swaps have been matched with call options to allow us to reparticipate in price increases above certain levels.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Oil and gas property and equipment are measured at fair value on a nonrecurring basis upon impairment. During 2009, we recorded impairment expense of $44.6 million related to proved Gulf of Mexico properties.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairments are primarily a result of reduced commodity prices and unfavorable operating performance. The impairment charges reduce the oil and gas properties’ carrying values to their estimated fair values classified as Level 3 calculated by the estimated discounted future net cash flows attributable to the assets.

The Company’s primary assumptions in preparing the estimated discounted future net cash flows to be recovered from oil and gas properties are based on (i) proved reserves and risk-adjusted probable reserves, (ii) commodity forward-curve prices and assumptions as to costs and expenses, and (iii) the estimated discount rate that would be used by purchasers to determine the fair value of the assets.

Note 18 —Subsequent Events

Our evaluation has identified the matters noted below which require disclosure as significant events subsequent to December 31, 2009:

During January 2010, we sold overriding royalty interests (primarily limited term) in future production from the Gomez Hub properties for cash proceeds of $138.0 million, net of costs. The limited-term overriding royalty interests obligate us to deliver proceeds from the future sale of hydrocarbons from the specified properties equal to the purchasers’ original investment plus an overall rate of return. The percentage of property revenues available to satisfy this obligation is dependent upon certain conditions specified in the agreement. Upon payment of the agreed dollar amounts, the ownership of the limited-term interests reverts to us.

During January 2010, we amended our Term Loans (see Note 7, “Term Loans” for a discussion of the Second Amendment to the Credit Agreement.)

Note 19 —Supplemental Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$81,920	$80,897	$75,010	$74,327
Costs, expenses and other (1)	82,987	72,027	72,635	101,734
Income (loss) from operations	(1,067)	8,870	2,375	(27,407)
Net income (loss) attributable to common shareholders	1,636	(4,366)	(9,121)	(39,966)
Net income (loss) per share attributable to common shareholders:
Basic (4)	$0.05	$(0.12)	$(0.20)	$(0.80)
Diluted (4)	$0.05	$(0.12)	$(0.20)	$(0.80)

2008
Revenues	$226,934	$191,809	$118,347	$80,939
Costs, expenses and other (2)	128,044	117,527	91,766	76,576
Income from operations (3)	98,890	74,282	26,581	4,363
Net income (loss) attributable to common shareholders	46,845	(11,780)	36,483	50,157
Net income (loss) per share attributable to common shareholders:
Basic (4)	$1.31	$(0.33)	$1.03	$1.41
Diluted (4)	$1.29	$(0.33)	$1.02	$1.41

(1)	Included here is a $37.1 million impairment of oil and gas properties in the fourth quarter.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included here is a $119.2 million gain on disposal of properties and $125.1 of impairment of and oil and gas properties in the fourth quarter.
(3)	Included here is $98.2 million of derivative income in the fourth quarter.
(4)	The sum of the per share amounts per quarter does not equal the total for the year due to changes in the average number of common shares outstanding.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves and Related Financial Data (Unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

The following table summarizes capitalized costs related to our oil and gas operations during the years ended December 31 (in thousands):

	Gulf of Mexico	North Sea	Total

2007
Oil and gas properties:
Unproved	$86,301	$2,114	$88,415
Proved	1,743,909	724,614	2,468,523
Accumulated depletion, impairment and amortization	(587,360)	(138,998)	(726,358)

	$1,242,850	$587,730	$1,830,580

2008
Oil and gas properties:
Unproved	$13,172	$1,533	$14,705
Proved	2,550,856	251,459	2,802,315
Accumulated depletion, impairment and amortization	(863,826)	(80,991)	(944,817)

	$1,700,202	$172,001	$1,872,203

2009
Oil and gas properties:
Unproved	$12,219	$1,691	$13,910
Proved	3,261,445	347,686	3,609,131
Accumulated depletion, depreciation, impairment and amortization	(1,025,741)	(111,528)	(1,137,269)

	$2,247,923	$237,849	$2,485,772

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the years ended December 31 (in thousands):

	Gulf of Mexico	North Sea	Total

2007
Property acquisition costs:
Proved	$41,769	$—	$41,769
Unproved	528	—	528
Development costs	641,402	198,932	840,334
Exploratory costs	102,725	61,943	164,668

Oil and gas expenditures	$786,424	$260,875	$1,047,299

2008
Property acquisition costs:
Proved	$2,462	$—	$2,462
Unproved	1,466	—	1,466
Development costs	714,704	105,809	820,513
Exploratory costs	28,596	—	28,596

Oil and gas expenditures	$747,228	$105,809	$853,037

2009
Unproved property acquisition costs	$161	$4	$165
Development costs	712,531	95,922	808,453

Oil and gas expenditures	$712,692	$95,926	$808,618

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Results of Operations for Oil and Gas Producing Activities

The results of operations for oil and gas producing activities for the years ended December 31 below exclude non-oil and gas revenues, general and administrative expenses, interest charges and other non operating items except income tax expense which was determined by applying the statutory rates to pretax operating results (in thousands).

	Gulf of Mexico	North Sea	Total
2007
Oil and gas production	$494,293	$105,031	$599,324
Other revenues	8,611	—	8,611

Total revenues	502,904	105,031	607,935

Lease operating	72,750	18,943	91,693
Exploration	12,930	826	13,756
Depreciation, depletion and amortization	184,808	62,570	247,378
Impairment of oil and gas properties	25,370	8,972	34,342
Accretion of asset retirement obligation	8,486	3,631	12,117
Loss on abandonment	18,649	—	18,649

Income before income taxes	179,911	10,089	190,000
Income tax expense	(62,969)	(5,045)	(68,014)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$116,942	$5,044	$121,986

2008
Oil and gas production	$488,258	$96,565	$584,823
Other revenues	33,206	—	33,206

Total revenues	521,464	96,565	618,029

Lease operating	67,262	23,934	91,196
Exploration	48	—	48
Depreciation, depletion and amortization	151,996	93,973	245,969
Impairment of oil and gas properties	125,059	—	125,059
Accretion of asset retirement obligation	12,412	3,154	15,566
Loss on abandonment	13,289	—	13,289
Gain on disposal of properties	(160)	(119,073)	(119,233)

Income before income taxes	151,558	94,577	246,135
Income tax expense	(53,045)	(47,289)	(100,334)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$98,513	$47,288	$145,801

2009
Oil and gas production	$281,460	$17,030	$298,490
Other revenues	13,664	—	13,664

Total revenues	295,124	17,030	312,154

Lease operating	74,973	9,983	84,956
Exploration	233	31	264
Depreciation, depletion and amortization	128,777	24,003	152,780
Impairment of oil and gas properties	45,799	—	45,799
Accretion of asset retirement obligation	10,441	1,235	11,676
Loss on abandonment	2,872	—	2,872
(Gain) loss on disposal of properties	(13,177)	744	(12,433)

Income (loss) before income taxes	45,206	(18,966)	26,240
Income tax (expense) benefit	(15,822)	9,484	(6,338)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$29,384	$(9,482)	$19,902

Oil and Natural Gas Reserves

Proved reserves are the estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

In December 2008, the SEC issued its final rule, “Modernization of Oil and Gas Reporting” (Release Nos. 33-8995; 34-59192; FR-78). The disclosure requirements under the final rule became effective for this filing for the year ended December 31, 2009. The final rule changes a number of oil and gas reserve estimation and disclosure requirements under SEC Regulations S-K and S-X. Subsequently, the FASB updated Extractive Industries — Oil and Gas (Topic 932) to align the oil and gas reserves estimation and disclosure requirements with the SEC’s final rule. Among the principal changes affecting us in the final rule are requirements to use estimated future sales prices based on a first of month 12-month average price for reserve estimation and disclosure instead of a single end-of-year price; the ability to use new reliable technologies to establish reasonable certainty of proved reserves; expanding proved undeveloped reserves disclosures, including a discussion of proved undeveloped reserves that have remained undeveloped for five years or more; and the requirement to disclose the qualifications of the chief technical person who oversees the company’s overall reserves estimation process.

We have applied this guidance at December 31, 2009 in the supplementary oil and gas information presented below. The adoption of these new rules have been treated as a change in accounting principle that is inseparable from a change in accounting estimate, as it is impracticable to estimate the impact of the new rules because of the cost and resources required to prepare duplicate reserve valuations. The first of month 12-month average prices for crude oil and natural gas for 2009 were lower than the 2009 year-end spot prices applicable under the old rules. Because of the changes in assumptions, the 2009 reserve valuations below may not be comparable to those of prior years.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

In all years presented, 100% of our reserves were prepared by independent petroleum engineers. As of December 31, 2009, we use Collarini Associates and Ryder Scott Company, L.P. The following table sets forth our net proved oil and gas reserves at December 31, 2006, 2007, 2008 and 2009 and the changes in net proved oil and gas reserves for the years ended December 31, 2007, 2008 and 2009:

	Oil, Condensate and Natural Gas Liquids (MBbls)			Natural Gas (MMcf)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Reserves at December 31, 2006	33,725	17,550	51,275	156,990	172,236	329,226
Revisions of previous estimates	7,785	24	7,809	10,511	(16,956)	(6,445)
Purchases of minerals in place	1,648	—	1,648	27,408	—	27,408
Extensions and discoveries	3,659	—	3,659	17,650	25,384	43,034
Production	(4,475)	(23)	(4,498)	(24,926)	(12,087)	(37,013)

Proved Reserves at December 31, 2007	42,342	17,551	59,893	187,633	168,577	356,210
Revisions of previous estimates	(1,308)	8,017	6,709	23,753	18,668	42,421
Purchases of minerals in place	1,944	—	1,944	11,173	—	11,173
Extensions and discoveries	1,795	—	1,795	6,339	—	6,339
Sales of minerals in place (1)	(730)	(31)	(761)	(1,380)	(61,156)	(62,536)
Production	(4,232)	(35)	(4,267)	(16,759)	(15,103)	(31,862)

Proved Reserves at December 31, 2008	39,811	25,502	65,313	210,759	110,986	321,745
Revisions of previous estimates (2)	13,621	9	13,630	18,605	(740)	17,866
Purchases of minerals in place	12	—	12	314	—	313
Extensions and discoveries	2,340	—	2,340	15,349	3,127	18,476
Production	(3,344)	(9)	(3,353)	(11,988)	(3,131)	(15,119)

Proved Reserves at December 31, 2009	52,440	25,502	77,942	233,039	110,242	343,281

(1)	The effect of the sale in 2008 of the Tors and Wenlock fields is shown here for the North Sea.
(2)	These revisions relate to increases at our Gomez Hub related to performance and increases at our Telemark Hub based upon drilling results.

	Oil, Condensate and Natural Gas Liquids (MBbls)			Natural Gas (MMcf)
	Gulf of Mexico	North Sea	Total	Gulf of Mexico	North Sea	Total
Proved Developed Reserves at
December 31, 2007	14,111	1	14,112	69,845	93,317	163,162
December 31, 2008	7,578	4	7,582	57,645	8,233	65,878
December 31, 2009	7,826	4	7,830	44,517	12,745	57,262

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for years ended December 31, is shown below (in thousands):

	Gulf of Mexico	North Sea	Total

2007
Future cash inflows	$5,119,273	$3,019,721	$8,138,994
Future operating expenses	(462,537)	(460,667)	(923,204)
Future development costs	(1,104,106)	(837,655)	(1,941,761)
Future income taxes	(828,384)	(596,611)	(1,424,995)

Future net cash flows	2,724,246	1,124,788	3,849,034
10% annual discount	(698,689)	(510,378)	(1,209,067)

Standardized measure of discounted future net cash flows	$2,025,557	$614,410	$2,639,967

2008
Future cash inflows	$2,946,012	$2,014,704	$4,960,716
Future operating expenses	(586,559)	(320,587)	(907,146)
Future development costs	(785,225)	(624,259)	(1,409,484)
Future income taxes	(272)	(409,535)	(409,807)

Future net cash flows	1,573,956	660,323	2,234,279
10% annual discount	(620,621)	(485,576)	(1,106,197)

Standardized measure of discounted future net cash flows	$953,335	$174,747	$1,128,082

2009
Future cash inflows	$4,041,874	$1,965,631	$6,007,505
Future operating expenses	(718,854)	(353,644)	(1,072,498)
Future development costs	(891,928)	(577,080)	(1,469,008)
Future income taxes	(129,055)	(317,628)	(446,683)

Future net cash flows	2,302,037	717,279	3,019,316
10% annual discount	(778,752)	(465,857)	(1,244,609)

Standardized measure of discounted future net cash flows	$1,523,285	$251,422	$1,774,707

Future cash inflows for 2009 are computed by applying unweighted arithmetic averages of the first day of the month oil and gas prices for each month of 2009 to the year-end estimated future production of proved oil and gas reserves. The base prices used for the standardized measure calculation were public market prices on the first day of each month in 2009 adjusted by differentials to those market prices. These price adjustments were done on a property-by-property basis for the quality of the oil and natural gas and for transportation to the appropriate location. Estimates of future development and production costs are based on year-end costs and assume continuation of existing economic conditions. Estimated future income taxes are based on current laws and tax rates, projected into the future. We will incur significant capital expenditures in the development of our Gulf of Mexico and North Sea oil and gas properties. We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted future net cash flows is the future net cash flows less the computed discount.

The following base prices were used in determining the standardized measure as of December 31:

	Oil, Condensate and Natural Gas Liquids ($/Bbl)			Natural Gas ($/Mcf)
	Gulf of Mexico	U.K. North Sea	Dutch North Sea	Gulf of Mexico	U.K. North Sea	Dutch North Sea
2007	96.00	78.68	89.84	6.80	10.09	9.59
2008	44.60	45.59	32.14	5.71	8.77	12.60
2009	61.18	59.73	50.35	3.87	4.95	8.27

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Changes in Standardized Measure

Changes in standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below (in thousands):

	Gulf of Mexico	North Sea	Total

2007
Beginning of year	$845,170	$169,908	$1,015,078

Sales of oil and gas, net of production costs	(421,468)	(85,190)	(506,658)
Net changes in income taxes	(378,036)	(215,728)	(593,764)
Net changes in price and production costs	1,000,519	450,636	1,451,155
Revisions of quantity estimates	457,626	(63,985)	393,641
Extensions and discoveries	334,880	165,548	500,428
Accretion of discount	107,038	20,823	127,861
Development costs incurred	378,654	90,097	468,751
Changes in estimated future development costs	(319,454)	16,959	(302,495)
Purchases of minerals in place	180,636	—	180,636
Changes in production rates, timing and other	(160,008)	65,342	(94,666)

	1,180,387	444,502	1,624,889

End of year	$2,025,557	$614,410	$2,639,967

2008
Beginning of year	$2,025,557	$614,410	$2,639,967

Sales of oil and gas, net of production costs	(420,996)	(80,910)	(501,906)
Net changes in income taxes	603,152	107,107	710,259
Net changes in price and production costs	(1,583,177)	(104,474)	(1,687,651)
Revisions of quantity estimates	61,923	249,086	311,009
Extensions and discoveries	(5,529)	—	(5,529)
Accretion of discount	262,881	86,846	349,727
Development costs incurred	472,019	87,000	559,019
Changes in estimated future development costs	45,200	87	45,287
Purchases of minerals in place	(12,095)	—	(12,095)
Sales of minerals in place	(67,704)	(462,375)	(530,079)
Changes in production rates, timing and other	(427,896)	(322,030)	(749,926)

	(1,072,222)	(439,663)	(1,511,885)

End of year	$953,335	$174,747	$1,128,082

2009
Beginning of year	$953,335	$174,747	$1,128,082

Sales of oil and gas, net of production costs	(208,396)	(7,047)	(215,443)
Net changes in income taxes	(98,144)	30,749	(67,395)
Net changes in price and production costs	228,126	(24,901)	203,225
Revisions of quantity estimates	368,227	(1,274)	366,953
Extensions and discoveries	105,788	11,337	117,125
Accretion of discount	95,343	32,169	127,512
Development costs incurred	359,376	68,752	428,128
Changes in estimated future development costs	(280,689)	(7,663)	(288,352)
Purchases of minerals in place	(1,639)	—	(1,639)
Sales of minerals in place	—	—	—
Changes in production rates, timing and other	1,958	(25,447)	(23,489)

	569,950	76,675	646,625

End of year	$1,523,285	$251,422	$1,774,707

Sales of oil and natural gas, net of production costs, are based on historical pre-tax results. Sales of minerals in place, extensions and discoveries, purchases of minerals-in-place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after-tax basis.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2009

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period

2007
Allowance for doubtful accounts	$409	$(27)	$—	$—	$382
Valuation allowance on deferred tax assets	25,126	(21,762)	(339)	—	3,025

2008
Allowance for doubtful accounts	$382	$—	$—	$(30)	$352
Valuation allowance on deferred tax assets	3,025	—	—	—	3,025

2009
Allowance for doubtful accounts	$352	$86	$—	$(147)	$291
Valuation allowance on deferred tax assets	3,025	1,300	—	—	4,325

S-1