Form 10-K/A
period 2009-12-31
ATP OIL & GAS CORP
filed 2010-12-10
CIK 1123647

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $259.9 million. The number of shares of the Registrant’s common stock outstanding as of December 8, 2010 was 51,206,869.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of ATP Oil & Gas Corporation’s definitive Proxy Statement, which was filed with the Securities and Exchange Commission on April 29, 2010, are incorporated by reference in Part III of this Form 10-K.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

We originally filed our Form 10-K for the year ended December 31, 2009 on March 16, 2010 (the “2009 Form 10-K”). We are filing this Amendment No. 1 to the 2009 Form 10-K (this “Amendment”) solely for the purpose of filing revised reports of our third-party petroleum engineering firms and to provide updated consents of our third-party petroleum engineering firms. The report of Collarini Associates was filed as Exhibit 23.5 to the 2009 Form 10-K. The report did not contain certain information contemplated by Item 1202(a)(8)(iv), (v) and (viii) of Regulation S-K. The report of Collarini Associates appearing in this Form 10-K/A includes such information. The reports of Ryder Scott Company, L.P. were filed as Exhibits 23.6 and 23.7 to the 2009 Form 10-K. The reports included a statement limiting the use of the report to ATP Oil & Gas Corporation. The reports of Ryder Scott Company, L.P. appearing in this Form 10-K/A reflect the removal of any such limitation.

No other changes to our 2009 Form 10-K are effected by this filing other than certifications of our principal executive officer and principal financial officer, which are being filed with this Amendment.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 in the 2009 Form 10-K.

(a) (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-46034 on Form S-1 of ATP Oil & Gas Corporation (“ATP”).

3.2	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 4.4 of Registration Statement No. 333-162574 on Form S-3 of ATP filed October 19, 2009.

3.3	Third Amended and Restated Bylaws of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP’s Current Report on Form 8-K filed December 15, 2009.

4.1	Warrant Shares Registration Rights Agreement dated as of March 29, 2004 between ATP and each of the Holders set forth on the execution pages thereof, incorporated by reference to Exhibit 4.5 of ATP’s Form 10-K for the year ended December 31, 2003.

4.2	Warrant Agreement dated as of March 29, 2004 by and among ATP and the Holders from time to time of the warrants issued hereunder, incorporated by reference to Exhibit 4.6 of ATP’s Form 10-K for the year ended December 31, 2003.

4.3	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

4.4	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 of ATP’s Form 8-K dated September 29, 2009.

†10.1	ATP Oil & Gas Corporation 2000 Stock Plan, incorporated by reference to Exhibit 10.11 of ATP’s Form 10-K for the year ended December 31, 2000.

10.2	Credit Agreement, dated as of June 27, 2008, among ATP, the lenders named therein, and Credit Cuisse, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated June 27, 2008.

10.3	First Amendment, dated as of November 2, 2009, to the Credit Agreement, dated as of June 27, 2008, among ATP Oil & Gas Corporation, the lenders party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated November 2, 2009.

10.4	Second Amendment, dated as of January 29, 2010, to the Credit Agreement, dated as of June 27, 2008, among ATP Oil & Gas Corporation, the lenders party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated January 29, 2010.

10.5	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP’s Report on Form 10-Q for the quarter ended September 30, 2008.

†10.6	Employment Agreement between ATP and Pauline H. van der Sman-Archer, dated December 29, 2005, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2005.

†10.7	Employment Agreement between ATP and John E. Tschirhart, dated December 29, 2005, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2005.

†10.8	Employment Agreement between ATP and Leland E. Tate, dated December 29, 2005, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2005.

†10.9	Employment Agreement between ATP and Robert M. Shivers, III, dated December 29, 2005, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2005.

†10.10	Employment Agreement between ATP and Mickey W. Shaw, dated December 29, 2005, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2005.

†10.11	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 29, 2005, incorporated by reference to Exhibit 10.7 to ATP’s Form 8-K dated December 30, 2005.

†10.12	Employment Agreement between ATP and Isabel M. Plume, dated December 29, 2005, incorporated by reference to Exhibit 10.8 to ATP’s Form 8-K dated December 30, 2005.

†10.13	Employment Agreement between ATP and Scott D. Heflin, dated December 29, 2005, incorporated by reference to Exhibit 10.9 to ATP’s Form 8-K dated December 30, 2005.

†10.14	Employment Agreement between ATP and Keith R. Godwin, dated December 29, 2005, incorporated by reference to Exhibit 10.10 to ATP’s Form 8-K dated December 30, 2005.

†10.15	Employment Agreement between ATP and George Ross Frazer, dated December 29, 2005, incorporated by reference to Exhibit 10.11 to ATP’s Form 8-K dated December 30, 2005.

†10.16	Employment Agreement between ATP and T. Paul Bulmahn, dated December 29, 2005, incorporated by reference to Exhibit 10.12 to ATP’s Form 8-K dated December 30, 2005.

†10.17	Employment Agreement between ATP and George R. Morris, dated May 27, 2008, incorporated by reference to Exhibit 99.1 to ATP’s Form 8-K dated May 21, 2008.

†10.18	All Employee Bonus Policy, incorporated by reference to exhibit 10.16 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

†10.19	Discretionary Bonus Policy, incorporated by reference to exhibit 10.17 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.20	Purchase Agreement dated September 23, 2009 among the Company, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several Initial Purchasers named therein, incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K dated September 29, 2009.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 to ATP’s Report on Form 10-Q for the quarter ended March 31, 2009.

**23.1	Consent of PricewaterhouseCoopers LLP.

**23.2	Consent of Deloitte & Touche LLP.

*23.3	Consent of Collarini Associates.

*23.4	Consent of Ryder Scott Company, L.P.

*23.5	Management report of third party engineers – Collarini Associates

*23.6	Management report of third party engineers – Ryder Scott Company, L.P. – Gulf of Mexico

*23.7	Management report of third party engineers – Ryder Scott Company, L.P. – Netherlands

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
**	Previously Filed
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2010

ATP Oil & Gas Corporation

By:	/S/ ALBERT L. REESE JR.
Albert L. Reese Jr. Chief Financial Officer

6