Form 10-Q
period 2011-03-31
ATP OIL & GAS CORP
filed 2011-05-10
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of May 3, 2011 was 51,407,697.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$182,125	$154,695
Restricted cash	33,774	30,270
Accounts receivable (net of allowance of $225 and $225, respectively)	99,057	92,737
Deferred tax asset	8,191	8,191
Derivative asset	—	1,688
Other current assets	22,207	26,408

Total current assets	345,354	313,989

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	4,381,633	4,291,440
Unproved properties	21,041	20,402

	4,402,674	4,311,842
Less accumulated depletion, depreciation, impairment and amortization	(1,492,372)	(1,407,206)

Oil and gas properties, net	2,910,302	2,904,636

Restricted cash	10,000	10,000
Deferred financing costs, net	48,284	48,353
Other assets, net	13,139	13,124

Total assets	$3,327,079	$3,290,102

Liabilities and Equity
Current liabilities:
Accounts payable and accruals	$273,527	$230,703
Current maturities of long-term debt	26,987	21,625
Asset retirement obligation	41,955	43,386
Derivative liability	54,885	37,893
Other current liabilities	101,341	86,521

Total current liabilities	498,695	420,128

Long-term debt	1,952,983	1,857,784
Other long-term obligations	405,949	472,500
Asset retirement obligation	127,001	123,472
Deferred tax liability	26,418	16,956
Derivative liability	32,734	6,425

Total liabilities	3,043,780	2,897,265

Commitments and contingencies (Note 11)

Temporary equity – redeemable noncontrolling interest	140,851	140,851

Shareholders’ equity:
8% convertible perpetual preferred stock: $0.001 par value, 10,000,000 shares authorized; 1,400,000 issued and outstanding at March 31, 2011 and December 31, 2010 at liquidation value	140,000	140,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 51,483,273 issued and 51,407,433 outstanding at March 31, 2011; 51,271,323 issued and 51,267,573 outstanding at December 31, 2010	51	51
Additional paid-in capital	569,575	570,739
Accumulated deficit	(473,655)	(356,866)
Accumulated other comprehensive loss	(92,612)	(101,027)
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	142,448	251,986

Total liabilities and equity	$3,327,079	$3,290,102

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Oil and gas production revenues	$166,500	$93,029

Costs, operating expenses and other:
Lease operating	32,407	29,635
Exploration	—	712
General and administrative	9,745	11,509
Depreciation, depletion and amortization	79,320	36,001
Impairment of oil and gas properties	—	8,237
Accretion of asset retirement obligation	3,664	3,390
Drilling interruption costs	18,498	—
Loss on abandonment	1,269	151
Gain on exchange/disposal of properties	—	(11,974)
Other, net	(9)	(946)

	144,894	76,715

Income from operations	21,606	16,314

Other income (expense):
Interest income	57	144
Interest expense, net	(75,485)	(12,219)
Derivative income (expense)	(50,262)	3,535

	(125,690)	(8,540)

Income (loss) before income taxes	(104,084)	7,774

Income tax expense:
Current	—	(553)
Deferred	(9,142)	(852)

	(9,142)	(1,405)

Net income (loss)	(113,226)	6,369
Less income attributable to the redeemable noncontrolling interest	(3,563)	(4,455)
Less convertible preferred stock dividends	(2,758)	(2,800)

Net loss attributable to common shareholders	$(119,547)	$(886)

Net loss per share attributable to common shareholders:
Basic	$(2.34)	$(0.02)

Diluted	$(2.34)	$(0.02)

Weighted average number of common shares:
Basic	51,020	50,450
Diluted	51,020	50,450

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(113,226)	$6,369
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depreciation, depletion and amortization	79,320	36,001
Impairment of oil and gas properties	—	8,237
Gain on exchange/disposal of properties	—	(11,974)
Accretion of asset retirement obligation	3,664	3,390
Deferred income tax expense	9,142	852
Derivative (income) expense	42,856	(5,514)
Stock-based compensation	1,431	1,848
Amortization of deferred revenue	—	(10,619)
Noncash interest expense	17,412	4,119
Other noncash items, net	78	90
Changes in assets and liabilities –
Accounts receivable and other current assets	17,826	(15,992)
Accounts payable and accruals	42,490	(11,338)
Other assets and liabilities	(14,818)	—

Net cash provided by operating activities	86,175	5,469

Cash flows from investing activities
Additions to oil and gas properties	(95,648)	(157,349)
Proceeds from disposition of properties	—	2,053
Increase in restricted cash	(3,504)	(35,477)

Net cash used in investing activities	(99,152)	(190,773)

Cash flows from financing activities
Proceeds from first lien term loans	59,400	—
Proceeds from term loan facility–ATP Titan assets	45,000	—
Proceeds from term loans	—	46,000
Payments of term loans	(5,000)	(17,310)
Deferred financing costs	(2,781)	(8,858)
Proceeds from other long-term obligations	—	171,136
Payments of other long-term obligations	(33,926)	(13,450)
Distributions to noncontrolling interest	(3,563)	(3,563)
Preferred stock dividends	(2,758)	(2,856)
Payments of short-term borrowings	(16,854)	—
Exercise of stock options/warrants	163	2,562

Net cash provided by financing activities	39,681	173,661

Effect of exchange rate changes on cash and cash equivalents	726	(483)

Increase (decrease) in cash and cash equivalents	27,430	(12,126)
Cash and cash equivalents, beginning of year	154,695	108,961

Cash and cash equivalents, end of period	$182,125	$96,835

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Noncash investing and financing activities
Increase (decrease) in noncash property additions	$(23,392)	$146,357
Net property additions - nonmonetary exchange	—	13,375
Asset retirement costs capitalized	—	1,062

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011		2010
	Shares	Amount	Shares	Amount

Temporary Equity – Redeemable Noncontrolling Interest:

Balance, beginning of period		$140,851		$139,598
Income attributable to the redeemable noncontrolling interest		3,563		4,455
Limited partner distributions		(3,563)		(3,563)

Balance, end of period		$140,851		$140,490

Shareholders’ Equity:

8% Convertible Perpetual Preferred Stock, Liquidation Value
Balance, beginning of period	1,400	$140,000	1,400	$140,000

Balance, end of period	1,400	140,000	1,400	140,000

Common Stock
Balance, beginning of period	51,268	51	50,679	51
Issuance of common stock – exercise of stock options/warrants	31	—	362	—
Restricted stock, net of forfeitures	108	—	91	—

Balance, end of period	51,407	51	51,132	51

Paid-in Capital
Balance, beginning of period		570,739		571,595
Issuance of common stock – exercise of stock options/warrants		163		2,562
Preferred stock dividends		(2,758)		(2,800)
Stock-based compensation		1,431		1,848

Balance, end of period		569,575		573,205

Accumulated Deficit
Balance, beginning of period		(356,866)		(19,317)
Net income (loss)		(113,226)		6,369
Less income attributable to the redeemable noncontrolling interest		(3,563)		(4,455)

Balance, end of period		(473,655)		(17,403)

Accumulated Other Comprehensive Loss
Balance, beginning of period		(101,027)		(95,487)
Other comprehensive income (loss)		8,415		(9,932)

Balance, end of period		(92,612)		(105,419)

Treasury Stock, at Cost
Balance, beginning of period	76	(911)	76	(911)

Balance, end of period	76	(911)	76	(911)

Total Shareholders’ Equity		$142,448		$589,523

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$(113,226)	$6,369
Other comprehensive income (loss) – foreign currency translation adjustment	8,415	(9,932)

Comprehensive loss	(104,811)	(3,563)
Less comprehensive income attributable to the redeemable noncontrolling interest	(3,563)	(4,455)
Less convertible preferred stock dividends	(2,758)	(2,800)

Comprehensive loss attributable to common shareholders	$(111,132)	$(10,818)

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization

Organization

ATP Oil & Gas Corporation (“the Company”) was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the U.K. North Sea (the “North Sea”). We recently acquired five licenses in the Mediterranean Sea covering potential natural gas reserves off the coast of Israel. In the Gulf of Mexico and the North Sea we focus our efforts on oil and natural gas properties where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas. Many of these properties contain proved undeveloped reserves that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the Securities and Exchange Commission (“SEC”) definition of proved reserves. In the Mediterranean Sea our licenses relate to exploratory prospects where drilling has occurred nearby and hydrocarbons have been discovered by others. Our capital investment in the Mediterranean Sea is expected to be minimal for the remainder of 2011 as we prepare our exploratory and development plans for drilling in 2012.

Basis of Presentation

The consolidated financial statements include our accounts, the accounts of our majority owned limited partnership, ATP Infrastructure Partners, L.P. (“ATP-IP”) and those of our wholly-owned subsidiaries; ATP Energy, Inc.; ATP Oil & Gas (UK) Limited, or “ATP (UK);” ATP Oil & Gas (Netherlands) B.V.; ATP Titan LLC, four wholly owned limited liability companies created to own our interests in ATP-IP and ATP Titan LLC and two other wholly owned limited liability companies formed to own our licenses in the Mediterranean Sea. All intercompany transactions are eliminated in consolidation, and we separate the redeemable noncontrolling interest in ATP-IP in the accompanying statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The interim financial information and notes hereto should be read in conjunction with our 2010 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to current classifications. These reclassifications do not affect earnings.

Note 2 — Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements related to fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurement hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we adopted for the quarter ended March 31, 2011. Adopting the disclosure requirements did not have a material impact on our financial position or results of operations.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Risks and Uncertainties

Our 2011 development plans in the Gulf of Mexico as well as our longer term business plan are dependent on receiving additional approvals for deepwater drilling and other permits under applications which have been and will be submitted to the Bureau of Ocean Energy Management, Regulation and Enforcement of the Department of the Interior (“BOEM”). In the first quarter of 2011, we received permits to drill the third well at Telemark and to complete drilling of a well at Green Canyon. Drilling of the third well at Telemark is already underway. Also, while we believe we can satisfy the permitting requirements for the additional planned 2011 development wells, which will allow us to significantly increase our production from current levels, there is no assurance that they will be received in time to benefit our 2011 results or that the permits will be issued in the future. Should the permitting process in the Gulf of Mexico continue to be delayed, we believe we can continue to meet our existing obligations for at least the next twelve months based on maintaining existing production levels from our currently producing wells with commodity prices and operating costs near current levels. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year. A substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by production declines more rapid than found in conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future, however, there is no assurance that these alternative sources will be available should these risks and uncertainties materialize.

We cannot predict how federal and state authorities will further respond to the Macondo incident in the Gulf of Mexico or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result. New regulations already issued will, and potential future regulations or additional statutory limitations, if enacted or issued, could, require a change in the way we conduct our business, increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. We cannot predict if or how the governments of other countries in which we operate will respond to the accident in the Gulf of Mexico. In addition, we incurred substantial costs in 2010 caused by the deepwater drilling moratoriums and subsequent drilling permit delays and some of these costs are continuing into 2011 and are expected to continue until the remaining necessary permits are issued.

We have financed a significant portion of our development program with transactions entered into with our suppliers and financial institutions that either defer payments to future periods or will be repaid based on production throughput or from the revenues or net profits generated from future production. While these financing transactions have enabled us to continue the development of our properties and preserve cash, they will significantly burden the future net cash flows from our production until these obligations are satisfied. (See Note 7, “Other Long-term Obligations,” for further details.)

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

Note 4 — Oil and Gas Properties

During February 2011, we entered into agreements to acquire interests in five deepwater licenses in the Mediterranean Sea off the coast of Israel. During April 2011, the Israeli Ministry of National Infrastructure approved three ATP operating licenses and we expect it to approve two additional licenses during the second quarter of 2011. ATP will operate all its licenses with working interests ranging from 40% to 50%.

Note 5 — Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any significant, unusual or infrequently occurring items that are recorded in the period the specific item occurs. We compute income taxes using an asset and liability approach, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. As of March 31, 2011 and December 31, 2010, for U.S. and Netherlands tax provision purposes, we have provided valuation allowances for the entirety of our net deferred tax assets based on our cumulative net losses coupled with the uncertainties surrounding our future earnings forecasts arising from the continued permitting delays in the Gulf of Mexico. The U.K. supplementary charge of corporation tax will be increased from 20% to 32%, effective from March 24, 2011. This change has not been reflected in the provision for the three months ended March 31, 2011 because it has not been signed into law by the Queen; however, it is expected to affect U.K. results of operations once it is enacted. We recognized income tax expense of $9.1 million on our U.K operations for the three months ended March 31, 2011. We recognized $1.4 million income tax expense for the three months ended March 31, 2010. The worldwide effective tax rates for the three months ended March 31, 2011 and 2010 were (8.8%) and 18.1%, respectively.

Note 6 — Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
First lien term loans, net of $3,069 and $2,644, respectively, unamortized discount	$206,181	$146,607
Senior second lien notes, net of $5,721 and $6,071, respectively, unamortized discount	1,494,279	1,493,929
Term loan facility – ATP Titan assets, net of $15,123 and $10,760, respectively, unamortized discount	279,510	238,873

Total debt	1,979,970	1,879,409
Less current maturities	(26,987)	(21,625)

Total long-term debt	$1,952,983	$1,857,784

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1 (the “Amendment”), relating to our Credit Agreement, dated as of June 18, 2010 (the “Credit Agreement”) to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver (“Titan Amendment”), relating to our Term Loan Facility– ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

The effective annual interest rate and fair value of our long-term debt was 11.9% and approximately $2.1 billion, respectively, at March 31, 2011.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Other Long-term Obligations

Other long-term obligations consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Net profits interests	$315,275	$331,776
Dollar-denominated overriding royalty interests	24,761	52,825
Gomez pipeline obligation	74,767	73,868
Vendor deferrals – Gulf of Mexico	2,824	7,096
Vendor deferrals – North Sea	87,081	90,874
Other	2,582	2,582

Total	507,290	559,021
Less current maturities	(101,341)	(86,521)

Other long-term obligations	$405,949	$472,500

Net Profits Interests

Beginning in 2009, we have been granting dollar-denominated overriding royalty interests in the form of net profits interests (“NPIs”) in certain of our proved oil and gas properties in and around the Telemark Hub, Gomez Hub and Clipper to certain of our vendors in exchange for oil and gas property development services and to certain finance companies in exchange for cash proceeds. The interests earned are paid solely from the net profits, as defined, of the subject properties. As the net profits increase or decrease, primarily through higher or lower production levels and higher or lower prices of oil and natural gas, the payments due the holders of the net profits interests increase or decrease accordingly. If there is no production from a property or if the net profits are negative during a payment period, no payment would be required. We also accrete the liability over the estimated term in which the NPI is expected to be settled using the effective interest method with related interest expense presented net of amounts capitalized on the Consolidated Statement of Operations. The term of the NPIs is dependent on the value of the services contributed by these vendors or the cash proceeds contributed by the finance companies coupled with the timing of production and future economic conditions, including commodity prices and operating costs. Upon payment of the agreed dollar amounts, ownership of the NPIs reverts to us. Because NPIs were granted on proved properties where production is reasonably assured, we have accounted for these NPI’s as financing obligations on our Consolidated Balance Sheet. As such, the reserves and production revenues associated with the NPIs are retained by the Company. We expect approximately 80% of the NPIs to be repaid over the next 24 months based on anticipated production, commodity prices and operating costs.

Dollar-denominated Overriding Royalty Interests

In 2009 and 2010, we sold dollar-denominated overriding royalty interests (“Overrides”) in our Gomez Hub properties. These Overrides obligate us to deliver proceeds from the future sale of hydrocarbons in the specified proved properties equal to the purchasers’ original investments, plus an overall rate of return. As the proceeds from the sale of hydrocarbons increase or decrease, primarily through changes in production levels and oil and natural gas prices, the payments due the holders of the overriding royalty interests will increase or decrease accordingly. If there is no production from a property during a payment period, no payment would be required. The percentage of property revenues available to satisfy these obligations is dependent upon certain conditions specified in the agreement. Upon payment of the agreed dollar amounts, ownership of the Overrides reverts to us. Because of the explicit rate of return, dollar-denomination and limited payment terms of the Overrides, they are reflected in the accompanying financial statements as financing obligations. As such, the reserves and production revenues are retained by the Company. Related interest expense is presented net of amounts capitalized on the Consolidated Statements of Operations. We expect the Overrides to be repaid over the next six months based on anticipated production and commodity prices.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gomez Pipeline Obligation

In 2009, we executed an asset purchase and sale agreement for net proceeds of $74.5 million pursuant to which the Company sold to a third party the oil and natural gas pipelines that service the Gomez Hub at MC Block 711. In conjunction with the sale, we entered into agreements with the purchaser to transport our oil and natural gas production for the remaining production life of our fields serviced by the ATP Innovator production platform for a per-unit fee that is subject to a minimum monthly payment through December 31, 2016. Such minimum fees, if applicable, can be recovered by ATP in future periods within the same calendar year whenever fees owed during a month exceed the minimum due. We remain the operator of the pipeline and are responsible for all of the related operating costs. As a result of the retained asset retirement obligation and the purchaser’s option to convey the pipeline back to us at the end of the life of the fields in the Gomez Hub, the transaction has been accounted for as a financing obligation equal to the net proceeds received. This obligation is being amortized based on the estimated proved reserve life of the Gomez properties using the effective interest method with related interest expense presented net of amounts capitalized, on the Consolidated Statements of Operations. All payments made in excess of the minimum fee in future periods will be reflected as interest expense of the financing obligation.

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

In the U.K. North Sea, development of our interest in the Cheviot field continues. During February 2011, we entered into an amendment to our agreement for the construction and delivery of the Octabuoy hull and topside equipment. The amendment provided for additional deferrals totaling approximately $124.3 million and delayed the final payment until the second quarter of 2013. The amount due under the amended agreement in 2011 is $20.2 million with an aggregate $191.7 million due in 2012 and 2013. As work is completed and amounts are earned under the amended agreement, we record obligations and related interest expense, net of amounts capitalized, on the Consolidated Financial Statements.

The weighted average effective interest rate on our other long-term obligations was 17.8% at March 31, 2011.

Note 8 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Three Months Ended March 31,
	2011	2010

Asset retirement obligation, beginning of period	$166,858	$150,199
Liabilities incurred	1,268	1,409
Liabilities settled	(3,461)	(782)
Property dispositions	—	(242)
Accretion of asset retirement obligation	3,664	3,390
Changes in estimates	627	(695)

Total asset retirement obligation	168,956	153,279
Less current portion	(41,955)	(44,950)

Total long-term asset retirement obligation, end of period	$127,001	$108,329

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Stock–Based Compensation

We recognized stock option compensation expense of $0.5 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. We recognized restricted stock compensation expense of $1.0 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

The fair values of options granted were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the periods indicated:

	Three Months Ended March 31,
	2011	2010
Weighted average volatility	85.3%	79.5%
Expected term (in years)	3.8	3.8
Risk-free rate	1.8%	2.1%
Weighted average fair value of options – grant date	$17.94	$10.79

The following table sets forth a summary of option transactions for the three months ended March 31, 2011:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of period	1,521,291	$23.31
Granted	16,500	17.94
Canceled	(7,877)	16.88
Expired	(160,937)	37.88
Exercised	(27,687)	5.86	$343

Outstanding at end of period	1,341,290	21.90	$6,026	2.9

Vested and expected to vest	1,147,982	21.86	$5,167	2.9

Options exercisable at end of period	530,323	30.20	$1,421	2.1

(1)	Based upon the difference between the market price of the common stock on the last trading day of the period and the option exercise price of in-the-money options.

At March 31, 2011, unrecognized compensation expense related to nonvested stock option grants totaled $2.3 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.4 years.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2011, unrecognized compensation expense related to restricted stock totaled $2.9 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 1.9 years. The following table sets forth the changes in nonvested restricted stock for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value (1) ($000)
Nonvested at beginning of period	422,637	$19.76
Granted	108,423	17.19
Vested	(155,561)	28.13

Nonvested at end of period	375,499	15.55	$6,800

(1)	Based upon the closing market price of the common stock on the last trading day of the period.

Note 10 — Earnings Per Share

Basic and diluted net income (loss) per share (“EPS”) is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net loss attributable to common shareholders:

Net loss attributable to common shareholders	$(119,547)	$(886)
Add impact of assumed preferred stock conversions (if-converted method)	—	—

Net loss attributable to common shareholders and impact of assumed conversions	$(119,547)	$(886)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	51,020	50,450
Effect of potentially dilutive securities - stock options and warrants	—	—
Nonvested restricted stock	—	—
Preferred stock	—	—

Weighted average shares outstanding - diluted	51,020	50,450

Net loss per share attributable to common shareholders:
Basic	$(2.34)	$(0.02)

Diluted	$(2.34)	$(0.02)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following were excluded from diluted EPS because their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss attributable to common shareholders:

Preferred stock dividends	$2,758	$2,800

Weighted average shares outstanding:

Common stock equivalents	477	428
Assumed conversion of preferred stock	6,306	6,306
Out-of-the-money stock options	663	1,053

Note 11 — Derivative Instruments and Risk Management Activities

At March 31, 2011, we had the following derivative contracts in place:

				Net Fair Value
				Asset (Liability) (1)
Period	Type	Volumes	Price	Current	Noncurrent
			$/Unit	($000)	($000)

Oil (Bbl) – Gulf of Mexico
Remainder 2011	Swaps	1,803,000	88.35	(33,588)	—
2012	Swaps	2,767,750	89.59	(11,787)	(28,143)
2013	Swaps	90,000	90.40	—	(992)

Remainder 2011	Swaps (2)	641,000	95.00	(4,255)	—

Total				(49,630)	(29,135)

Natural Gas (MMBtu)
North Sea
Remainder 2011	Swaps	1,375,000	8.52	(2,881)	—
2012	Swaps	1,646,000	8.80	(1,078)	(2,496)

Gulf of Mexico
Remainder 2011	Fixed-price physicals	4,125,000	4.64	288	—
2012	Fixed-price physicals	1,365,000	4.64	(551)	—

Remainder 2011	Calls (3)	2,450,000	4.85	(651)	—
2012	Calls (3)	3,660,000	5.35	(382)	(1,103)

Total				(5,255)	(3,599)

Total liability				(54,885)	(32,734)

(1)	None of the derivatives outstanding is designated as a hedge for accounting purposes.
(2)	These swaps include call options to allow us to participate in per barrel price increases above $110.71 in remainder 2011.
(3)	During the first quarter of 2011, we sold U.S. gas call options and received premiums of $2.1 million.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2010, we had the following derivative contracts in place:

				Net Fair Value
				Asset (Liability) (2)
Period	Type	Volumes	Price	Current	Noncurrent
			$/Unit (1)	($000)	($000)

Oil (Bbl) – Gulf of Mexico
2011	Swaps	2,124,500	81.99	(23,084)	—
2012	Swaps	1,120,750	89.37	—	(4,236)
2013	Swaps	90,000	90.40	—	(199)

2011	Swaps (3)	911,000	78.41	(12,027)	—

Total				(35,111)	(4,435)

Natural Gas (MMBtu)
North Sea
2011	Swaps	1,641,000	7.21	(2,782)	—
2012	Swaps	1,464,000	8.20	—	(1,249)

Gulf of Mexico
2011	Fixed-price physicals	5,025,000	4.78	1,030	—
2012	Fixed-price physicals	1,365,000	4.64	—	(741)

2011	Collars	1,350,000	4.75-7.95	658	—

Total				(1,094)	(1,990)

Derivative asset				1,688	—
Derivative liability				(37,893)	(6,425)

Total				(36,205)	(6,425)

(1)	Unit price for collars reflects the floor and the ceiling prices, respectively.
(2)	None of the derivatives outstanding are designated as hedges for accounting purposes.
(3)	These swaps include call options to allow us to participate in per barrel price increases above $111.00.

During the first quarter of 2011, we sold certain natural gas call options in exchange for a premium from the counterparty. At the time of settlement of a call option, if the market price exceeds the fixed price of the call option, the Company pays the counterparty such excess. If the market price settles below the fixed price of the call option, no payment is due from either party. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivative contains a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying consolidated statement of cash flows.

During the three months ended March 31, 2011, we paid net cash settlements of $7.4 million on our commodity derivatives. Our derivative income (loss) for the three months ended March 31, 2011 and 2010 is based entirely on nondesignated derivatives and consists of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Gains (losses) from:
Settlements of contracts	$(7,406)	$(2,069)
Unrealized losses on open contracts	(42,856)	5,604

Derivative income (expense)	$(50,262)	$3,535

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

In the normal course of business, we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At March 31, 2011, the aggregate amount of such contingent commitments related to unmet operational milestones was $12.1 million.

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

On January 29, 2010, Bison Capital Corporation (“Bison”) filed suit against ATP in the United States District Court for the Southern district of New York alleging ATP owed fees totaling $102 million to Bison under a February 2004 agreement. The case was tried in January 2011. On March 8, 2011 the Court entered a judgment in favor of Bison for $1.65 million plus prejudgment interest and Bison’s reasonable attorney’s fees. Either party may file a notice of appeal within 30 days of the judgment. ATP has provided for this judgment in the financial statements as of December 31, 2010. Subsequently, Bison gave notice that it will appeal the judgment so the case is still pending.

We are, in the ordinary course of business, involved in various other legal proceedings from time to time. Management does not believe that the outcome of these proceedings as of March 31, 2011, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 13 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and the North Sea. Management reviews and evaluates separately the operations of its segments. The operations of the segments include liquid hydrocarbon and natural gas production and sales. Segment activity is as follows (in thousands):

For the Three Months Ended –	Gulf of Mexico	North Sea	Total

March 31, 2011:
Revenues	$160,947	$5,553	$166,500
Depreciation, depletion and amortization	75,498	3,822	79,320
Income (loss) from operations	22,277	(671)	21,606
Interest income	43	14	57
Interest expense, net	75,485	—	75,485
Derivative expense	47,509	2,753	50,262
Income tax expense	9,142	—	9,142
Additions to oil and gas properties	13,090	77,743	90,833
Total assets	2,879,899	447,180	3,327,079

March 31, 2010:
Revenues	$87,368	$5,661	$93,029
Depreciation, depletion and amortization	30,411	5,590	36,001
Income (loss) from operations	18,258	(1,944)	16,314
Interest income	38	106	144
Interest expense, net	12,219	—	12,219
Derivative income	2,614	921	3,535
Income tax expense	1,405	—	1,405
Additions to oil and gas properties	280,417	24,871	305,288
Total assets	2,757,773	290,895	3,048,668

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of our derivative contracts are classified as Level 3 based on the significant unobservable inputs into our expected present value models. The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the three months ended March 31, 2011 (in thousands):

	U.S Gas Fixed-Price Physicals	U.S Gas Calls	U.S. Oil Swaps	U.S Oil Swaps(1)	U.S. Gas Price Collars	U.K. Gas Swaps	Total

Balance at beginning of period	$289	$—	$(27,519)	$(12,027)	$658	$(4,031)	$(42,630)
Derivative income (expense)	576	(3)	(52,081)	4,849	171	(3,774)	(50,262)
Premium received	—	(2,133)	—	—	—	—	(2,133)
Settlements	(1,128)	—	5,089	2,923	(829)	1,351	7,406

Balance at end of period	$(263)	$(2,136)	$(74,511)	$(4,255)	—	$(6,454)	$(87,619)

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at March 31, 2011	$410	$(3)	$(51,276)	$3,343	$—	$(4,099)	$(51,625)

(1)	These swaps include those which have been matched with call options to allow us to reparticipate in price increases above certain levels.

The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the three months ended March 31, 2010 (in thousands):

	Gas Fixed- Price Physicals	Gas Price Collars	Oil Swaps	Oil Swaps(1)	Oil Puts	Subtotal U.S.
U.S.

Balance at beginning of period	$(778)	$(339)	$(7,837)	$(14,910)	$2	$(23,862)
Derivative income (expense)	8,354	3,692	(11,537)	2,107	(2)	2,614
Settlements and terminations	(418)	—	1,177	1,582	—	2,341

Balance at end of period	$7,158	$3,353	$(18,197)	$(11,221)	—	$(18,907)

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at March 31, 2010	$7,451	$3,678	$(10,507)	$(4,063)	$(2)	$(3,443)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Gas Fixed- Price Physicals	Financial Gas Swaps	Subtotal U.K.	Grand Total
U.K.

Balance at beginning of period	$1,321	$—	$1,321	$(22,541)
Derivative income	462	459	921	3,535
Settlements and terminations	(363)	—	(363)	1,978

Balance at end of period	$1,420	$459	$1,879	$(17,028)

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at March 31, 2010	$475	$459	$934	$(2,509)

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

Note 15 — Subsequent Events

Our evaluation has identified the following matters which require disclosure as events subsequent to March 31, 2011:

During April 2011, we conveyed a dollar-denominated Override in the MC711 Hub for $25.0 million. This Override obligates us to deliver a percentage of the proceeds from the future sale of hydrocarbons in the specified proved properties until the purchaser recovers its original investment, plus an overall rate of return.

Also during April 2011, we closed an NPI transaction in the Telemark Hub for $40.0 million. The purchaser acquired an existing vendor NPI for $19.7 million, thereby extinguishing the existing NPI liability of $20.8 million, and contributed an additional $20.3 million toward the development of the Telemark Hub in exchange for a larger percentage of the net profits from production at the Telemark Hub that will continue until the purchaser recovers $40.0 million, plus an overall rate of return.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

General

ATP Oil & Gas Corporation was incorporated in Texas in 1991. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico and the U.K and Dutch sectors of the North Sea (the “North Sea”). We recently acquired five licenses in the Mediterranean Sea covering potential natural gas reserves off the coast of Israel. We seek to acquire and develop properties with proved undeveloped reserves (“PUD”) that are economically attractive to us but are not strategic to major or large exploration-oriented independent oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. In the Gulf of Mexico and North Sea, we believe that our strategy provides assets for us to develop and produce without the risk, cost or time of traditional exploration. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in developing and operating properties in both our current and planned areas of operation. In the Mediterranean Sea our licenses relate to exploratory prospects where drilling has occurred nearby and hydrocarbons have been discovered by others. Our capital investment in the Mediterranean Sea is expected to be minimal for the remainder of 2011 as we prepare our exploratory and development plans for drilling in 2012.

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

In the Gulf of Mexico, and the North Sea, our focus is on acquiring properties that are noncore or nonstrategic to their current owners for a variety of reasons. For example, larger oil companies from time to time adjust their capital spending or shift their focus to exploration prospects they believe offer greater reserve potential. Some projects may provide lower economic returns to a company due to the cost structure and focus of that company. Also, due to timing or budget constraints, a company may be unwilling or unable to develop a property before the expiration of the lease. With our cost structure and acquisition strategy, it is not unusual for us to acquire a property at a cost that is less than the development costs incurred by the previous owner. This strategy, coupled with our expertise in our areas of focus and our ability to develop projects, tends to make our oil and gas property acquisitions more financially attractive to us than to the seller. Given our strategy of acquiring properties that contain proved reserves, or where previous drilling by others indicates to us the presence of recoverable hydrocarbons, our operations typically are lower risk than exploration-focused Gulf of Mexico and North Sea operators.

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

On April 20, 2010, a semi-submersible drilling rig operating in the deepwater Outer Continental Shelf (“OCS”) in the Gulf of Mexico exploded, burned for two days and sank, resulting in an oil spill in Gulf of Mexico waters. In response to this crisis, the DOI, on May 6, 2010, instructed the predecessor of BOEM to stop issuing drilling permits for OCS wells and to suspend existing OCS drilling permits issued after April 20, 2010, until May 28, 2010, when a report on the accident was expected to be completed. On May 28, 2010, DOI issued a moratorium (“Moratorium I”), originally scheduled to last for six months, that essentially halted all drilling in water depths greater than 500 feet in the Gulf of Mexico. On June 7, 2010, a lawsuit was filed by several suppliers of services to Gulf of Mexico exploration and production companies challenging the legality of Moratorium I. This challenge was successful and on June 22, 2010, a Federal District Court issued a preliminary injunction preventing Moratorium I from taking effect. On July 8, 2010, the United States Court of Appeals for the Fifth Circuit denied the DOI’s motion to stay the preliminary injunction against the enforcement of Moratorium I. On July 12, 2010, in response to the Court’s actions, the DOI issued a second moratorium (“Moratorium II”) originally scheduled to end on November 30, 2010 that (i) specifically superseded Moratorium I, (ii) suspended all existing operations in the Gulf of Mexico and other regions of the OCS utilizing a subsea blowout preventer (“BOP”) or a surface BOP on a floating facility, and (iii) suspended pending and future permits to drill wells involving the use of a subsurface BOP or a surface BOP on a floating facility. Several lawsuits challenging the legality of Moratorium II and, among other things, the BOEM’s handling of drilling permits and development plans were subsequently filed in different Federal District Courts, all of which have been consolidated into one case in a Federal District Court that is still pending. On October 12, 2010 the DOI lifted Moratorium II as to all deepwater drilling activity.

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

During the first quarter of 2011, we received a permit to resume drilling the Mississippi Canyon (“MC”) Block 941 #4 well in the deepwater Gulf of Mexico. The MC 941 #4 well at ATP’s Telemark Hub (100% working interest) in 4,000 feet of water was drilled to approximately 12,000 feet and cased during 2009. Operations to finalize drilling and completion have begun. During the same quarter, we also received a permit to complete the previously drilled #2 well at Green Canyon (“GC”) Block 300 (“Clipper”) in the deepwater Gulf of Mexico. The GC 300 #2 well, located in 3,454 feet of water, was sidetracked and encountered a gas reservoir between 15,590 and 15,721 feet total vertical depth in 2006. ATP plans to commence well operations with the Diamond Ocean Victory drilling vessel in 2011. We operate GC 300 with a 55% working interest.

During February 2011, we entered into agreements to acquire interests in five deepwater licenses in the Mediterranean Sea off the coast of Israel. During April 2011, the Israeli Ministry of National Infrastructure approved three ATP operating licenses and we expect it to approve two additional licenses during the second quarter of 2011. ATP will operate all its licenses with working interests ranging from 40% to 50%. During the first quarter of 2011, we also obtained significant additional financing and commitments to finance from term loans and other transactions as discussed below in Liquidity and Capital Resources.

Risks and Uncertainties

Our 2011 development plans in the Gulf of Mexico as well as our longer term business plan are dependent on receiving additional approvals for deepwater drilling and other permits under applications which have been and will be submitted to the Bureau of Ocean Energy Management, Regulation and Enforcement of the Department of the Interior (“BOEM”). In the first quarter of 2011, we received permits to drill the third well at Telemark and to complete drilling of a well at Green Canyon. Drilling of the third well at Telemark is already underway. Also, while we believe we can satisfy the permitting requirements for the additional planned 2011 development wells, which will allow us to significantly increase our production from current levels, there is no assurance that they will be received in time to benefit our 2011 results or that the permits will be issued in the future. Should the permitting process in the Gulf of Mexico continue to be delayed, we believe we can continue to meet our existing obligations for at least the next twelve months based on maintaining existing production levels from our currently producing wells with commodity prices and operating costs near current levels. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year. A substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by production declines more rapid than found in conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future, however, there is no assurance that these alternative sources will be available should these risks and uncertainties materialize.

We cannot predict how federal and state authorities will further respond to the Macondo incident in the Gulf of Mexico or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result. New regulations already issued will, and potential future regulations or additional statutory limitations, if enacted or issued, could, require a change in the way we conduct our business, increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. We cannot predict if or how the governments of other countries in which we operate will respond to the accident in the Gulf of Mexico. In addition, we incurred substantial costs in 2010 caused by the deepwater drilling moratoriums and subsequent drilling permit delays and some of these costs are continuing into 2011 and are expected to continue until the remaining necessary permits are issued.

We have financed a significant portion of our development program with transactions entered into with our suppliers and financial institutions that either defer payments to future periods or will be repaid based on production throughput or from the revenues or net profits generated from future production. While these financing transactions have enabled us to continue the development of our properties and preserve cash, they will significantly burden the future net cash flows from our production until these obligations are satisfied. (See Note 7, “Other Long-term Obligations,” for further details.)

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ended March 31, 2011 and 2010 we reported net loss attributable to common shareholders of $119.5 million and $0.9 million, or $2.34 and $0.02 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. The table below also includes oil and natural gas production revenues from amortization of deferred revenue in the first quarter of 2010 related to the second quarter 2008 sale of the limited-term overriding royalty interest. We do not reflect any production volumes associated with those revenues.

	Three Months Ended		% Change
	March 31,		from 2010
	2011	2010	to 2011
Production:
Oil and condensate (MBbl)	1,600	872	83%
Natural gas (MMcf)	4,449	3,751	19%
Total (MBoe)	2,341	1,497	56%
Gulf of Mexico (MBoe)	2,234	1,332
North Sea (MBoe)	107	165

Revenues from production (in thousands):
Oil and condensate	$144,634	$62,476	132%
Amortization of deferred revenue	—	9,102

Total	$144,634	$71,578	102%

Natural gas	$21,866	$19,934	10%
Amortization of deferred revenue	—	1,517

Total	$21,866	$21,451	2%

Oil, condensate and natural gas	$166,500	$82,410	102%
Amortization of deferred revenue	—	10,619

Total	$166,500	$93,029	79%

Average realized sales price:
Oil and condensate (per Bbl)	$90.40	$71.65	26%

Natural gas (per Mcf)	4.91	5.31	(8%)
Gulf of Mexico (per Mcf)	4.30	5.22
North Sea (per Mcf)	8.57	5.59

Oil, condensate and natural gas (per Boe)	71.10	55.02	29%
Gulf of Mexico (per Boe)	72.04	57.62
North Sea (per Boe)	51.90	34.31

Revenues from production increased in 2011 compared to 2010 due to a 56% increase in production and a 29% increase in average realized sales price. The production increase occurred in the Gulf of Mexico where we now have production from two wells at our Telemark Hub and where our Canyon Express property has been returned to production. The higher average realized sales price is due to increased oil and condensate commodity market prices, partially offset by decreased natural gas commodity market prices.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells. These costs include, among others, workover expenses, operator fees, processing fees and insurance. Lease operating expense was as follows (in thousands except per Boe amounts):

	Three Months Ended March 31,		% Change from 2010
	2011	2010	to 2011

Recurring operating expenses	$24,981	$18,166	38%

Workover expenses	7,426	11,469	(35%)

Lease operating	$32,407	$29,635	9%

Recurring operating expenses per Boe	$10.67	$12.13	(12%)
Gulf of Mexico	10.65	12.40	(14%)
North Sea	11.07	10.01	11%

Lease operating expense for the three months ended March 31, 2011 increased $2.8 million compared to the same period in 2010. The increase in recurring operating expense was primarily due to the new production from the Telemark Hub. The workover expenses during the three months ended March 31, 2011 were primarily due to hydrate remediation activities and hull repair work at our Atwater Valley 63 property and MC 711 properties, respectively. The workover expenses for the same period in 2010 were primarily due to hydrate remediation activities on our Canyon Express pipeline which enabled us to commence production at our Kings Peak (MC Block 217) well and to re-establish production from two wells at Aconcagua (MC Block 305). Per unit costs for the Gulf of Mexico decreased due to increased production. The per unit costs for the North Sea increased primarily due to the effect of fixed costs on slightly lower production volumes.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense was as follows:

	Three Months Ended		% Change
	March 31,		from 2010
	2011	2010	to 2011

General and administrative (in thousands)	$9,745	$11,509	(15%)
Per Boe	4.16	7.69	(46%)

General and administrative expense in the first quarter of 2011 decreased $1.8 million compared to the first quarter of 2010. The decrease was primarily due to lower legal fees. The per-unit cost has decreased primarily due to increased production and reduced costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense was as follows:

	Three Months Ended		% Change
	March 31,		from 2010
	2011	2010	to 2011

DD&A (in thousands)	$79,320	$36,001	120%
Per Boe	33.88	24.05	41%
Gulf of Mexico	33.79	22.83	48%
North Sea	35.73	33.88	5%

DD&A expense for the three months ended March 31, 2011 increased $43.3 million compared to the same period during 2010 primarily due to the increase in production at our Telemark Hub. The per unit increase in the Gulf of Mexico is primarily a result of higher costs incurred on our new developments relative to some of our older properties and the recognition of straight-line depreciation on our ATP Titan production platform which was placed into service at the beginning of the second quarter of 2010. The per-unit costs for the North Sea increased primarily due to the effect of production mix differences.

Impairment of Oil and Gas Properties

During the first quarter of 2010, we recognized impairment of oil and gas properties of $8.2 million ($7.6 million related to proved properties and $0.6 million related to unproved properties). These amounts represented the remaining carrying costs of those properties, and were primarily due to economic conditions and relinquishment of the unproved leases.

Drilling Interruption Costs

Drilling interruption costs were $18.5 million in the first quarter of 2011. They consist of stand-by costs for drilling operations at our Telemark and Gomez Hubs resulting from the deepwater drilling moratoriums and subsequent drilling permit delays caused by the April 2010 Macondo incident in the Gulf of Mexico. These costs are expected to continue until we receive all drilling permits for which we have applied.

Loss on Abandonment

We recognized aggregate loss on abandonment during the first quarter of 2011 and 2010 of $1.3 million and $0.2 million, respectively. These amounts are the result of actual abandonment costs exceeding the previously accrued estimates, due to unforeseen circumstances that required additional work or the use of equipment more expensive than anticipated and unanticipated vendor price increases.

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

Interest Expense, Net

Interest expense, net of amounts capitalized increased to $75.5 million in the first quarter of 2011 compared to $12.2 million in the first quarter of 2010. In the first quarter of 2011, we capitalized interest of $5.0 million (related to our Cheviot development in the U.K.) compared to first quarter of 2010 capitalized interest of $43.3 million ($40.4 million related to the construction of the Telemark Hub development in the Gulf of Mexico and $2.9 million related to Cheviot). Interest expense has increased primarily for three reasons: (i) our Telemark Hub was placed in service at the beginning of the second quarter of 2010 and we therefore ceased capitalizing related interest costs, (ii) due to higher balances of other long-term obligations and (iii) in the second quarter of 2010, we refinanced our long-term debt and increased our outstanding debt balance and the associated interest rate.

Derivative Income

Derivative income (expense) is related to net gains and losses associated with our oil and gas price derivative contracts and is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Gulf of Mexico
Realized losses	$(6,055)	$(2,432)
Unrealized gains (losses)	(41,454)	5,047

	(47,509)	2,615

North Sea
Realized gains (losses)	(1,351)	363
Unrealized gains (losses)	(1,402)	557

	(2,753)	920

Total
Realized losses	(7,406)	(2,069)
Unrealized gains (losses)	(42,856)	5,604

	$(50,262)	$3,535

Income Tax (Expense) Benefit

We recorded income tax expense of $9.1 million during the first quarter of 2011 resulting in an overall effective tax rate of (8.8%). In each jurisdiction, the rates were determined based on our expectations of net income or loss for the year, taking into consideration permanent differences. As of March 31, 2011, for U.S. and Netherlands tax provision purposes, we have provided valuation allowances for the entirety of our net deferred tax assets based on our cumulative net losses coupled with the uncertainties surrounding our future earnings forecasts arising from the continued permitting delays in the Gulf of Mexico. In the comparable quarter of 2010 we recorded income tax expense of $1.4 million resulting in an overall effective tax rate of 18.1%.

Income Attributable to the Redeemable Noncontrolling Interest

Income attributable to the redeemable noncontrolling interest represents the 49% Class A limited partner interest in ATP Infrastructure Partners, LP (“ATP-IP”).

Convertible Preferred Stock Dividends

Convertible preferred stock dividends represent declared dividends payable in cash due for the three months ended March 31, 2011 and 2010. The outstanding shares of convertible preferred stock accrue cumulative preferred dividends at the annual rate of 8% of the $140.0 million aggregate liquidation value.

Liquidity and Capital Resources

Historically, we have funded our acquisition and development activities through a combination of bank borrowings, proceeds from equity offerings, cash from operations, the sale or conveyance of interests in selected properties and vendor financings. Our ongoing cash requirements consist primarily of servicing our debt and other obligations and funding development of our oil and gas reserves. So far in 2011, we have obtained additional financing from term loans and other sources as discussed below.

As discussed above, during the first quarter 2011, we received a permit from the BOEM to drill a third well at our Telemark Hub and drilling is already underway. It is our intention to bring the well on production in the second half of 2011, however, there is no assurance that we will be able to do so. Whether or not the well is brought on production in 2011 will have a significant impact on our cash flows for the remainder of the year. Even so, we believe we can continue to meet our existing obligations for at least the next twelve months based on maintaining existing production levels from our currently producing wells and maintaining commodity sales prices and operating costs near current levels. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and a substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by rapid production declines. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or negative changes in current commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future, however, there is no assurance that these alternative sources will be available should these risks and uncertainties materialize.

Our longer-term liquidity is also dependent on our ability to bring the fourth well at Telemark on production and continuing to operate in the Gulf of Mexico, which we expect will generate sufficient cash flows to fund subsequent development projects and service our long-term debt and other obligations. Our longer-term liquidity is also dependent on the prevailing prices for oil and natural gas which have historically been very volatile. To mitigate future price volatility, we may continue to hedge the sales price of a portion of our future production.

We have conveyed to certain vendors and financial parties dollar-denominated net profits interests and overriding royalty interests in our Telemark Hub, Gomez Hub and Clipper oil and gas properties in exchange for development services, equipment and cash. We have also negotiated with certain other vendors involved in the development of the Telemark Hub to partially defer payments until after the beginning of production. These net profits interests and deferrals allow us to match our development cost cash flows with those from production. (See Note 7, “Other Long-term Obligations”)

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1 (the “Amendment”), relating to our Credit Agreement, dated as of June 18, 2010 (the “Credit Agreement”) to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver (“Titan Amendment”), relating to our Term Loan Facility– ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

In the U.K. North Sea, development of our interest in the Cheviot field continues. During February 2011, we entered into an amendment to our agreement for the construction and delivery of the Octabuoy hull and topside equipment. The amendment provided for additional deferrals totaling approximately $124.3 million and delayed the final payment until the second quarter of 2013. The amount due under the amended agreement in 2011 is $20.2 million with an aggregate $191.7 million due in 2012 and 2013.

During April 2011, we conveyed a dollar-denominated Override in the MC711 Hub for $25.0 million. This Override obligates us to deliver a percentage of the proceeds from the future sale of hydrocarbons in the specified proved properties until the purchaser recovers its original investment, plus an overall rate of return.

Also during April 2011, we closed an NPI transaction in the Telemark Hub for $40.0 million. The purchaser acquired an existing vendor NPI for $19.7 million, thereby extinguishing the existing NPI liability of $20.8 million, and contributed an additional $20.3 million toward the development of the Telemark Hub in exchange for a larger percentage of the net profits from production at the Telemark Hub that will continue until the purchaser recovers $40.0 million, plus an overall rate of return.

In the remainder of 2011, we anticipate incurring $350 million to $450 million in total capital expenditures, of which $150 million to $225 million will be cash with the balance contributed by suppliers through existing NPI or deferral programs. Because of the uncertainty associated with the regulatory environment, our capital expenditures could increase or decrease from these levels. As operator of most of our projects under development, we have the ability to control the timing and extent of most of our capital expenditures should future market conditions warrant. During 2011, we plan to finance anticipated expenses, debt service, development and abandonment requirements with cash on hand, funds generated by operating activities the committed property conveyance transactions described above, and, potentially, proceeds from capital market transactions, other financings and the sales of assets.

Cash Flows

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in) (in thousands):
Operating activities	$86,175	$5,469
Investing activities	(99,152)	(190,773)
Financing activities	39,681	173,661

We had working capital deficits of approximately $153.3 million and $106.1 million as of March 31, 2011 and December 31, 2010, respectively.

Cash provided by operating activities during the first quarters of 2011 and 2010 was $86.2 million and $5.5 million, respectively. Cash flow from operating activities has increased primarily due to working capital inflows and increased oil and gas revenues related to increased production and commodity prices, partially offset by increased net interest costs and drilling interruption costs.

Cash used in investing activities was $99.2 million and $190.8 million during the first quarters of 2011 and 2010, respectively. During 2011, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $31.2 million and $64.3 million, respectively. During 2010, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $148.9 million and $8.4 million, respectively. During 2010, we transferred $35.5 million of cash to restricted accounts for the benefit ATP-IP.

Cash provided by financing activities was $39.7 million and $173.7 million during the first quarters of 2011 and 2010, respectively. The amount in 2011 is primarily related to $104.4 million of proceeds from term loans, partially offset by $55.8 million payments of other long-term liabilities, short-term notes and term loans. The amount in first quarter 2010 is primarily related to $170.6 million proceeds net of costs from sales of limited term overriding royalty interests and net profit interests, $46.0 million proceeds from the previously outstanding term loans, partially offset by principal payments of those term loans and other long-term obligations.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
First lien term loans, net of $3,069 and $2,644, respectively, unamortized discount	$206,181	$146,607
Senior second lien notes, net of $5,721 and $6,071, respectively, unamortized discount	1,494,279	1,493,929
Term loan facility – ATP Titan assets, net of $15,123 and $10,760, respectively, unamortized discount	279,510	238,873

Total debt	1,979,970	1,879,409
Less current maturities	(26,987)	(21,625)

Total long-term debt	$1,952,983	$1,857,784

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1 (the “Amendment”), relating to our Credit Agreement, dated as of June 18, 2010 (the “Credit Agreement”) to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver (“Titan Amendment”), relating to our Term Loan Facility– ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

The effective annual interest rate and fair value of our long-term debt was 11.9% and approximately $2.1 billion, respectively, at March 31, 2011.

Contractual Obligations

The following table summarizes certain contractual obligations at March 31, 2011 (in thousands):

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

First lien term loans	$209,250	$2,087	$4,112	$203,051	$—
Interest on first lien term loans (1)	71,072	19,045	37,417	14,610	—
Senior second lien notes	1,500,000	—	—	1,500,000	—
Interest on senior second lien notes (1)	727,344	178,125	356,250	192,969	—
Term loan facility – ATP Titan assets	294,633	24,900	57,908	60,000	151,825
Interest on term loan facility – ATP Titan assets (1)	113,862	24,526	41,658	31,280	16,398
Other long-term obligations (2)	302,343	97,611	176,399	20,000	8,333
Other trade commitments	16,245	16,245	—	—	—
Noncancelable operating leases	1,328	1,286	42	—	—

Total contractual obligations	$3,236,077	$363,825	$673,786	$2,021,910	$176,556

(1)	Interest is based on rates and principal repayment requirements in effect at March 31, 2011.
(2)	Included here are $95.4 million of contractual amounts that we have committed to pay that are not yet incurred.

Excluded from the table above are the following:

•

Net profits interests payable and overriding royalty interests payable of $315.3 million and $24.8 million, respectively, as of March 31, 2011 that are payable only from the future cash flows of specified properties. The ultimate amount and timing of the payments will depend on production from the properties and future commodity prices and operating costs. We expect approximately 80% of the NPIs to be repaid over the next 24 months and all of the Overrides to be repaid over the next six months based on projected production, commodity prices and operating costs.

•	Dividends on our 8% convertible perpetual preferred stock, which are approximately $11.2 million per year. These dividends are payable in cash or stock at the Company’s option.

•

Asset retirement obligations ($42.0 million current and $127.0 million long-term) at March 31, 2011. The ultimate settlement of such obligations is uncertain because they are subject to, among other things, federal, state, and local regulation, economic and operational factors.

•

Contingent consideration of $12.1 million to be paid by us upon achieving specified operational milestones because the ultimate amount and timing of the payments will depend on production from the specified properties and future commodity prices.

Commitments and Contingencies

Management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for some time. We are involved in actions from time to time, which if determined adversely, could have a material adverse impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of our probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, we are not aware of any amounts that need to be recorded as of March 31, 2011. See Note 12, “Commitments and Contingencies” to Consolidated Financial Statements in Item 1 for additional discussion.

Accounting Pronouncements

See the discussion in Note 2, “Recent Accounting Pronouncements” to Consolidated Financial Statements in Item 1.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Critical accounting policies have not changed materially from those disclosed on our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates on our ATP Titan assets - Term Loan Facility. Otherwise we have no exposure to changes in interest rates because the interest rates on our other long-term debt instruments are fixed.

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

During the first quarter of 2011, we sold certain natural gas call options in exchange for a premium from the counterparty. At the time of settlement of a call option, if the market price exceeds the fixed price of the call option, the Company pays the counterparty such excess. If the market price settles below the fixed price of the call option, no payment is due from either party. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivative contains a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying consolidated statement of cash flows. See Note 11, “Derivative Instruments and Risk Management Activities,” to Consolidated Financial Statements. We do not hold or issue significant derivative instruments for speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2011 (the “Evaluation Date”). Based on this evaluation, the chief executive officer and chief financial officer have concluded that ATP’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by ATP in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to ATP’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements and Associated Risks

This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2010 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 29, 2010, Bison Capital Corporation (“Bison”) filed suit against ATP in the United States District Court for the Southern district of New York alleging ATP owed fees totaling $102 million to Bison under a February 2004 agreement. The case was tried in January 2011. On March 8, 2011 the Court entered a judgment in favor of Bison for $1.65 million plus prejudgment interest and Bison’s reasonable attorney’s fees. Either party may file a notice of appeal within 30 days of the judgment. ATP has provided for this judgment in the financial statements as of December 31, 2010. Subsequently, Bison gave notice that it will appeal the judgment so the case is still pending.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

ATP Oil & Gas Corporation

Date:	May 10, 2011	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer