Form 10-Q
period 2011-06-30
ATP OIL & GAS CORP
filed 2011-08-09
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, as of July 27, 2011 was 51,615,686.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Common and Preferred Shares Data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$185,860	$154,695
Restricted cash	37,448	30,270
Accounts receivable (net of allowance of $225 and $225, respectively)	70,782	92,737
Deferred tax asset	3,390	8,191
Derivative asset	206	1,688
Other current assets	9,677	26,408

Total current assets	307,363	313,989

Oil and gas properties (using the successful efforts method of accounting):
Proved properties	4,513,526	4,291,440
Unproved properties	23,003	20,402

	4,536,529	4,311,842
Less accumulated depletion, depreciation, impairment and amortization	(1,612,753)	(1,407,206)

Oil and gas properties, net	2,923,776	2,904,636

Restricted cash	10,000	10,000
Deferred financing costs, net	45,460	48,353
Other assets, net	13,093	13,124

Total assets	$3,299,692	$3,290,102

Liabilities and Equity
Current liabilities:
Accounts payable and accruals	$236,710	$230,703
Current maturities of long-term debt	27,727	21,625
Asset retirement obligation	47,897	43,386
Deferred tax liability	143	—
Derivative liability	25,176	37,893
Current maturities of other long-term obligations	113,364	86,521

Total current liabilities	451,017	420,128

Long-term debt	1,946,586	1,857,784
Other long-term obligations	438,207	472,500
Asset retirement obligation	114,649	123,472
Deferred tax liability	7,107	16,956
Derivative liability	17,445	6,425

Total liabilities	2,975,011	2,897,265

Commitments and contingencies (Note 13)

Temporary equity:
Redeemable noncontrolling interest	115,405	140,851
8% convertible perpetual preferred stock: $0.001 par value; 785,189 issued and outstanding at June 30, 2011; None issued at December 31, 2010; Liquidation value of $78.5 million	68,174	—

Shareholders’ equity:
8% convertible perpetual preferred stock: $0.001 par value, 10,000,000 shares authorized; 2,339,811 issued and outstanding at June 30, 2011; 1,400,000 issued and outstanding at December 31, 2010. Liquidation value of $234.0 million and $140.0 million at June 30, 2011 and December 31, 2010, respectively.	224,583	140,000
Common stock: $0.001 par value, 100,000,000 shares authorized; 51,691,526 issued and 51,615,686 outstanding at June 30, 2011; 51,347,163 issued and 51,271,323 outstanding at December 31, 2010	52	51
Additional paid-in capital	538,778	570,739
Accumulated deficit	(527,721)	(356,866)
Accumulated other comprehensive loss	(93,679)	(101,027)
Treasury stock, at cost	(911)	(911)

Total shareholders’ equity	141,102	251,986

Total liabilities and equity	$3,299,692	$3,290,102

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Oil and gas production revenues	$172,883	$101,099	$339,383	$194,128

Costs, operating expenses and other:
Lease operating	41,640	32,295	74,047	61,930
Exploration	1,000	9	1,000	721
General and administrative	10,166	8,060	19,902	18,623
Depreciation, depletion and amortization	74,318	60,115	153,638	96,116
Impairment of oil and gas properties	45,704	3,853	45,704	12,090
Accretion of asset retirement obligation	3,771	3,463	7,435	6,853
Drilling interruption costs	1,193	8,714	19,691	8,714
Loss on abandonment	114	50	1,383	201
Gain on exchange/disposal of properties	—	(46)	—	(12,020)

	177,906	116,513	322,800	193,228

Income (loss) from operations	(5,023)	(15,414)	16,583	900

Other income (expense):
Interest income	59	154	116	298
Interest expense, net	(97,043)	(64,645)	(172,528)	(76,864)
Derivative income (expense)	35,918	23,929	(14,344)	27,464
Gain (loss) on debt extinguishment	1,091	(78,171)	1,091	(78,171)

	(59,975)	(118,733)	(185,665)	(127,273)

Loss before income taxes	(64,998)	(134,147)	(169,082)	(126,373)

Income tax benefit (expense):
Current	—	326	—	(227)
Deferred	14,494	57,473	5,352	56,621

	14,494	57,799	5,352	56,394

Net loss	(50,504)	(76,348)	(163,730)	(69,979)
Less income attributable to the redeemable noncontrolling interest	(3,562)	(3,771)	(7,125)	(8,226)
Less convertible preferred stock dividends	(2,786)	(2,800)	(5,544)	(5,600)

Net loss attributable to common shareholders	$(56,852)	$(82,919)	$(176,399)	$(83,805)

Net loss per share attributable to common shareholders:

Basic	$(1.11)	$(1.63)	$(3.46)	$(1.66)

Diluted	$(1.11)	$(1.63)	$(3.46)	$(1.66)

Weighted average number of common shares:
Basic	51,048	50,767	51,034	50,609
Diluted	51,048	50,767	51,034	50,609

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(163,730)	$(69,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation, depletion and amortization	153,638	96,116
Impairment of oil and gas properties	45,704	12,090
Gain on exchange/disposal of properties	—	(12,020)
Accretion of asset retirement obligation	7,435	6,853
Deferred income tax benefit	(5,352)	(56,621)
Derivative income	(2,347)	(28,732)
Loss (gain) on debt extinguishment	(1,091)	21,829
Stock-based compensation	2,883	3,560
Amortization of deferred revenue	—	(18,484)
Noncash interest expense	26,085	12,439
Other noncash items, net	198	387
Changes in assets and liabilities—
Accounts receivable and other current assets	58,904	(6,125)
Accounts payable and accruals	(53,713)	15,615
Other assets and liabilities	(26,325)	5,283

Net cash provided by (used in) operating activities	42,289	(17,789)

Cash flows from investing activities
Additions to oil and gas properties	(169,180)	(377,329)
Proceeds from disposition of properties	—	2,053
Increase in restricted cash	(7,178)	(2,436)

Net cash used in investing activities	(176,358)	(377,712)

Cash flows from financing activities
Proceeds from senior second lien notes, net of discount	—	1,492,965
Proceeds from first lien term loans	59,400	147,000
Proceeds from term loan facility—ATP Titan assets	45,000	—
Proceeds from term loans	—	46,000
Payments of term loans	(12,047)	(1,262,610)
Deferred financing costs	(3,035)	(52,613)
Proceeds from other long-term obligations	70,327	171,136
Payments of other long-term obligations	(89,181)	(39,605)
Distributions to noncontrolling interest	(7,126)	(7,125)
Proceeds from preferred stock, net of costs	149,767	—
Purchase of capped-call options on ATP common stock	(26,500)	—
Preferred stock dividends	(5,544)	(5,656)
Other financings, net	(16,954)	—
Exercise of stock options/warrants	189	3,547

Net cash provided by financing activities	164,296	493,039

Effect of exchange rate changes on cash and cash equivalents	938	(567)

Increase in cash and cash equivalents	31,165	96,971
Cash and cash equivalents, beginning of year	154,695	108,961

Cash and cash equivalents, end of period	$185,860	$205,932

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Noncash investing and financing activities
Increase (decrease) in noncash property additions	$(3,305)	$138,882
Net property additions — nonmonetary exchange	—	11,778
Asset retirement costs capitalized	—	1,258

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY AND TEMPORARY EQUITY

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011		2010
	Shares	Amount	Shares	Amount
Temporary Equity:

Redeemable Noncontrolling Interest:

Balance, beginning of period		$140,851		$139,598
Income attributable to the redeemable noncontrolling interest		7,125		8,226
Limited partner distributions		(32,571)		(7,125)

Balance, end of period		$115,405		$140,699

8% Convertible Perpetual Preferred Stock, Series B
Balance, beginning of period	—	$—	—	$—
Issuance of preferred stock	785	70,667	—	—
Issuance costs	—	(2,493)	—	—

Balance, end of period	785	$68,174	—	$—

Shareholders’ Equity:

8% Convertible Perpetual Preferred Stock
Balance, beginning of period	1,400	$140,000	1,400	$140,000

Balance, end of period	1,400	140,000	1,400	140,000

8% Convertible Perpetual Preferred Stock, Series B
Balance, beginning of period	—	—	—	—
Issuance of preferred stock	940	84,583	—	—

Balance, end of period	940	84,583	—	—

Common Stock
Balance, beginning of period	51,271	51	50,679	51
Issuance of common stock — exercise of stock options/warrants	31	—	415	—
Restricted stock, net of forfeitures	314	1	177	—

Balance, end of period	51,616	52	51,271	51

Paid-in Capital
Balance, beginning of period		570,739		571,595
Purchase of capped-call options		(26,500)		—
Issuance costs related to preferred stock		(2,990)		—
Issuance of common stock — exercise of stock options/warrants		163		3,547
Preferred stock dividends		(5,544)		(5,600)
Stock-based compensation		2,910		3,559

Balance, end of period		538,778		573,101

Accumulated Deficit
Balance, beginning of period		(356,866)		(19,317)
Net loss		(163,730)		(69,979)
Less income attributable to the redeemable noncontrolling interest		(7,125)		(8,226)

Balance, end of period		(527,721)		(97,522)

Accumulated Other Comprehensive Loss
Balance, beginning of period		(101,027)		(95,487)
Other comprehensive income (loss)		7,348		(9,690)

Balance, end of period		(93,679)		(105,177)

Treasury Stock, at Cost
Balance, beginning of period	76	(911)	76	(911)

Balance, end of period	76	(911)	76	(911)

Total Shareholders’ Equity		$141,102		$509,542

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(50,504)	$(76,348)	$(163,730)	$(69,979)
Other comprehensive income (loss) — foreign currency translation adjustment	(1,067)	242	7,348	(9,690)

Comprehensive loss	(51,571)	(76,106)	(156,382)	(79,669)
Less comprehensive income attributable to the redeemable noncontrolling interest	(3,562)	(3,771)	(7,125)	(8,226)
Less convertible preferred stock dividends	(2,786)	(2,800)	(5,544)	(5,600)

Comprehensive loss attributable to common shareholders	$(57,919)	$(82,677)	$(169,051)	$(93,495)

See accompanying notes to consolidated financial statements.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization

Organization

ATP Oil & Gas Corporation is engaged internationally in the acquisition, development and production of oil and natural gas properties. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in developing and operating properties in both our current and planned areas of operation. In the Gulf of Mexico and in the U.K. and Dutch sectors of the North Sea (the “North Sea”), we seek to acquire and develop properties with proved undeveloped reserves (“PUD”) that are economically attractive to us but are not strategic to major or large independent exploration-oriented oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. In the Gulf of Mexico and North Sea, we believe that our strategy provides assets for us to develop and produce with an attractive risk profile at a competitive cost.

We recently acquired three licenses in the Mediterranean Sea covering potential natural gas resources in the deep water off the coast of Israel. In the Mediterranean Sea our licenses relate to exploratory prospects where drilling has occurred nearby and hydrocarbons have been discovered by others. Our capital investment in the Mediterranean Sea related to these three licenses is expected to be minimal for the remainder of 2011 as we prepare our exploration and development plans for drilling in 2012.

Basis of Presentation

The consolidated financial statements include our accounts, the accounts of our majority owned limited partnership, ATP Infrastructure Partners, L.P. (“ATP-IP”) and those of our wholly-owned subsidiaries; ATP Energy, Inc.; ATP Oil & Gas (UK) Limited, or “ATP (UK);” ATP Oil & Gas (Netherlands) B.V.; ATP Titan LLC, four wholly owned limited liability companies created to own our interests in ATP-IP and ATP Titan LLC and four other wholly owned limited liability companies formed related to our operations in the Mediterranean Sea. All intercompany transactions are eliminated in consolidation, and we separate the redeemable noncontrolling interest in ATP-IP in the accompanying statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The interim financial information and notes hereto should be read in conjunction with our 2010 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year. We have reclassified certain amounts applicable to prior periods to conform to current classifications. These reclassifications do not affect earnings.

Note 2 — Recent Accounting Pronouncements

In May 2011, the FASB issued guidance which will result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to adopt the provisions for the quarter ended March 31, 2012 and we do not anticipate that this will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance which eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect to adopt the provisions for the quarter ended March 31, 2012 and we do not anticipate that this will have a material impact on our financial position or results of operations.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Risks and Uncertainties

Our near-term operating and development plans in the Gulf of Mexico as well as our longer-term business plan are dependent on receiving additional approvals for deepwater drilling and other permits under applications which have been and will be submitted to the Bureau of Ocean Energy Management, Regulation and Enforcement of the Department of the Interior (“BOEM”). In the first quarter of 2011, we received permits to complete the drilling of the third well in Mississippi Canyon Block 941 at our Telemark Hub and to complete a well at Green Canyon Block 300. Completion activities on the third well at our Telemark Hub are underway. Also, while we believe we can satisfy the permitting requirements for the additional planned 2011 development wells, which we expect will allow us to increase significantly our production from current levels, there is no assurance that the permits will be issued or, if issued, that they will be received in time to benefit our 2011 results. Should the regulatory process in the Gulf of Mexico continue to cause delays, we believe we can continue to meet our existing obligations for at least the next twelve months based on forecasted production levels and the continuation of commodity sales prices and operating costs near current levels.

A substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by production declines more rapid than found in conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a materially adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due.

The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future. There is no assurance, however, that these alternative sources will be available should these risks and uncertainties materialize.

We cannot predict how the authorities will further respond to the Macondo incident in the Gulf of Mexico or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result. New regulations already issued will, and potential future regulations or additional statutory limitations, if enacted or issued, could, require a change in the way we conduct our business, increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. We cannot predict if or how the governments of other countries in which we operate will respond to the accident in the Gulf of Mexico. We incurred additional costs in 2010 caused by the deepwater drilling moratoriums and subsequent drilling permit delays and some of these additional costs are continuing into 2011 and are expected to continue.

We have financed a significant portion of our development program with transactions entered into with our vendors and financial institutions that either defer payments to future periods or will be repaid based on production throughput or from the revenues or net profits generated from future production. While these financing transactions have enabled us to continue the development of our properties and preserve cash, they will significantly burden the future net cash flows from our production until these obligations are satisfied. (See Note 7, “Other Long-term Obligations,” for further details.)

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and we expect such price volatility to continue. Any extended decline in oil or gas prices could have a materially adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual requirements of our debt and other obligations.

Our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimation process requires significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, and may differ materially from our estimates. As of December 31, 2010, approximately 81% of our total proved reserves were undeveloped. We intend to continue to develop these reserves through the end of the year and beyond, but there can be no assurance we will be successful. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows and our ability to meet the requirements of our financing obligations.

Note 4 — Oil and Gas Properties

Acquisitions

During June 2011, we acquired interests in three deepwater licenses in the Mediterranean Sea off the coast of Israel. We will operate the licenses with working interests of 40%.

Impairment of Oil and Gas Properties

During the second quarter of 2011, we recognized impairment expense of $45.7 related to two older properties South Timbalier 77 (acquired in 2005) and Eugene Island 30 (acquired in 1999). The impairment at South Timbalier 77 represents the majority of the expense and was primarily due to our decision not to move forward with a related capital program.

Note 5 — Income Taxes

Income taxes during interim periods are based on the estimated annual effective income tax rate plus any significant, unusual or infrequently occurring items that are recorded in the period the specific item occurs. We compute income taxes using an asset and liability approach, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. As of June 30, 2011 and December 31, 2010, for U.S. and Netherlands tax provision purposes, we have provided valuation allowances for the entirety of our net deferred tax assets based on our cumulative net losses coupled with the uncertainties surrounding our future earnings forecasts arising from the continued permitting delays in the Gulf of Mexico. The U.K. supplementary charge of corporation tax was increased from 20% to 32%, effective March 24, 2011. This change has not been reflected in the provision for the six months ended June 30, 2011 because it was not signed into law at that date; however, it is expected to affect U.K. results of operations once it is enacted. We recognized income tax benefit of $14.5 million and $57.8 million, respectively, for the three months ended June 30, 2011 and 2010. We recognized income tax benefit of $5.4 million and $56.4 million, respectively, for the six months ended June 30, 2011 and 2010. The worldwide effective tax rates for the three months ended June 30, 2011 and 2010 were 22.3% and 43.1%, respectively. The worldwide effective tax rates for the six months ended June 30, 2011 and 2010 were 3.2% and 44.6%, respectively.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
First lien term loans, net of $2,866 and $2,644, respectively, unamortized discount	$205,338	$146,607
Senior second lien notes, net of $5,371 and $6,071, respectively, unamortized discount	1,494,629	1,493,929
Term loan facility — ATP Titan assets, net of $14,288 and $10,760, respectively, unamortized discount	274,346	238,873

Total debt	1,974,313	1,879,409
Less current maturities	(27,727)	(21,625)

Total long-term debt	$1,946,586	$1,857,784

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1, relating to our First Lien Credit Agreement, dated as of June 18, 2010 to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver, relating to our Term Loan Facility — ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

The effective annual interest rate and fair value of our long-term debt was 11.9% and approximately $2.0 billion, respectively, at June 30, 2011.

Note 7 — Other Long-term Obligations

Other long-term obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Net profits interests	$325,015	$331,776
Dollar-denominated overriding royalty interests	54,725	52,825
Gomez pipeline obligation	74,104	73,868
Vendor deferrals — Gulf of Mexico	6,942	7,096
Vendor deferrals — North Sea	88,203	90,874
Other	2,582	2,582

Total	551,571	559,021
Less current maturities	(113,364)	(86,521)

Other long-term obligations	$438,207	$472,500

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

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interests granted are paid solely from the net profits, as defined, of the subject properties. As the net profits increase or decrease, primarily through higher or lower production levels and higher or lower prices of oil and natural gas, the payments due the holders of the net profits interests increase or decrease accordingly. If there is no production from a property or if the net profits are negative during a payment period, no payment would be required. We also accrete the liability over the estimated term in which the NPI is expected to be settled using the effective interest method with related interest expense presented net of amounts capitalized on the Consolidated Statements of Operations. The term of the NPIs is dependent on the value of the services contributed by these vendors or the cash proceeds contributed by the finance companies coupled with the timing of production and future economic conditions, including commodity prices and operating costs. Upon recovery of the agreed rate of return, the NPIs terminate. Because NPIs were granted on proved properties where production is reasonably assured, we have accounted for these NPI’s as financing obligations on our Consolidated Balance Sheets. As such, the reserves and production revenues associated with the NPIs are retained by the Company. We expect approximately 80% of the NPIs to be repaid over the next 18 months based on anticipated production, commodity prices and operating costs.

Dollar-denominated Overriding Royalty Interests

During April and June 2011, we sold, for an aggregate $50.0 million, two dollar-denominated overriding royalty interests (“Overrides”) in our Gomez Hub properties similar to those sold in 2009 and 2010. These Overrides obligate us to deliver proceeds from the future sale of hydrocarbons in the specified proved properties until the purchasers achieve a specified return. As the proceeds from the sale of hydrocarbons increase or decrease, primarily through changes in production levels and oil and natural gas prices, the payments due the holders of the overriding royalty interests will increase or decrease accordingly. If there is no production from a property during a payment period, no payment would be required. The percentage of property revenues available to satisfy these obligations is dependent upon certain conditions specified in the agreement. Upon recovery of the agreed rate of return, the Overrides terminate and our interest increases accordingly. Because of the explicit rate of return, dollar-denomination and limited payment terms of the Overrides, they are reflected in the accompanying financial statements as financing obligations. As such, the reserves and production revenues are retained by the Company. Related interest expense is presented net of amounts capitalized on the Consolidated Statements of Operations. We expect the Overrides to be repaid over approximately the next 24 months based on anticipated production and commodity prices.

Gomez Pipeline Obligation

In 2009, we sold to a third party for net proceeds of $74.5 million the oil and natural gas pipelines that service the Gomez Hub. In conjunction with the sale, we entered into agreements with the purchaser to transport our oil and natural gas production for the remaining production life of our fields serviced by the ATP Innovator production platform for a per-unit fee that is subject to a minimum monthly payment through December 31, 2016. Such minimum fees, if applicable, can be recovered by ATP in future periods within the same calendar year whenever fees owed during a month exceed the minimum due. We remain the operator of the pipeline and are responsible for all of the related operating costs. As a result of the retained asset retirement obligation and the purchaser’s option to convey the pipeline back to us at the end of the life of the fields in the Gomez Hub, the transaction has been accounted for as a financing obligation equal to the net proceeds received. This obligation is being amortized based on the estimated proved reserve life of the Gomez Hub properties using the effective interest method with related interest expense presented net of amounts capitalized on the Consolidated Statements of Operations. All payments made in excess of the minimum fee in future periods will be reflected as interest expense of the financing obligation.

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

The weighted average effective interest rate on our other long-term obligations was 17.9% at June 30, 2011.

Note 8 — Preferred Stock

In June 2011, we issued 1.7 million shares of convertible preferred stock (“Series B Preferred Stock”) and received net proceeds of $123.3 million ($90 per share before underwriters’ discounts and commissions, option contract costs (discussed below) and offering expenses). In conjunction with issuance of the Series B Preferred Stock, we purchased for $26.5 million capped-call options (“Options”) to cover all 14.1 million shares of common stock issuable upon conversion of the Series B Preferred Stock and the preferred stock we issued in 2009. The Options allow us to prevent dilution due to common stock issuance upon preferred stock conversion up to a price per common share of $27.50. The shares of common stock acquireable under the Options are indexed to our common stock price at the time of exercise and the Options can only be settled in common stock. As a result, the purchase price of the Options is recorded as a component of additional paid-in capital within Shareholders’ Equity in the accompanying Consolidated Financial Statements.

The Series B Preferred Stock has terms and features which are substantially identical to the convertible preferred stock we issued in 2009 (collectively, the “Preferred Stock”). Each share of Preferred Stock is perpetual, has no voting rights, has a liquidation preference of $100, pays cumulative dividends at an annual rate of 8% and is convertible at any time, at the option of the holder, into 4.5045 shares of common stock. After September 30, 2014, we have the option to force conversion to common stock provided that the prevailing common stock market price exceeds the conversion price by 150% on average for a stipulated period of time.

At June 30, 2011, a portion of the Series B Preferred Stock is classified as temporary equity because, in the event of certain fundamental changes, as defined in the statement of resolutions, the Company could be required to issue in the aggregate more shares of common stock pursuant to the conversion ratio most favorable to the holders than currently are authorized and unissued (the “Common Share Shortfall”). The value of the temporary equity is deemed to be the number of shares of Preferred Stock that would account for such common share shortfall times the $86.83 fair value per share (net of issuance costs of $3.17 per share). This amount will be revalued in future reporting periods as the Common Share Shortfall changes, and at such time as we have sufficient authorized and unissued common shares to satisfy the most favorable conversion obligation possible under the statement of resolutions, this amount will be reclassified to permanent equity.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Asset Retirement Obligation

Following are reconciliations of the beginning and ending asset retirement obligation for the following periods (in thousands):

	Six Months Ended June 30,
	2011	2010
Asset retirement obligation, beginning of period	$166,858	$150,199
Liabilities incurred	1,383	1,459
Liabilities settled	(13,812)	(2,626)
Property dispositions	—	(242)
Accretion of asset retirement obligation	7,435	6,853
Changes in estimates	682	(950)

Total asset retirement obligation	162,546	154,693
Less current portion	(47,897)	(43,720)

Total long-term asset retirement obligation, end of period	$114,649	$110,973

Note 10 — Stock–Based Compensation

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	551	591	1,001	1,367
Restricted stock	902	1,120	1,882	2,193

The fair values of options granted were estimated at the date of grant using a Black-Scholes option-pricing model assuming no dividends and with the following weighted average assumptions for grants during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average volatility	85%	85%	85%	82%
Expected term (in years)	3.8	3.8	3.8	3.8
Risk-free rate	1.4%	1.4%	1.4%	1.8%
Weighted average fair value of options — grant date	$9.61	$3.75	$9.67	$7.77

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth a summary of option transactions for the six months ended June 30, 2011:

	Number of Options	Weighted Average Grant Price	Aggregate Intrinsic Value (1) ($000)	Weighted Average Remaining Contractual Life
				(in years)
Outstanding at beginning of period	1,521,291	$23.31
Granted	314,510	16.12
Canceled	(48,027)	24.47
Expired	(168,437)	38.22
Exercised	(31,252)	6.05	$380

Outstanding at end of period	1,588,085	20.61	$4,022	3.1

Vested and expected to vest	1,354,652	20.58	$3,445	3.1

Options exercisable at end of period	502,109	29.78	$991	1.9

(1)	Based upon the difference between the market price of the common stock on the last trading day of the period and the option exercise price of in-the-money options.

At June 30, 2011, unrecognized compensation expense related to nonvested stock option grants totaled $4.2 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.6 years.

At June 30, 2011, unrecognized compensation expense related to restricted stock totaled $5.3 million. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 2.2 years. The following table sets forth the changes in nonvested restricted stock for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value (1) ($000)
Nonvested at beginning of period	422,637	$19.76
Granted	313,111	16.62
Vested	(206,815)	24.11

Nonvested at end of period	528,933	16.20	$8,098

(1)	Based upon the closing market price of the common stock on the last trading day of the period.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Earnings Per Share

Basic and diluted net loss per share (‘EPS”) is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss attributable to common shareholders:

Net loss attributable to common shareholders	$(56,852)	$(82,919)	$(176,399)	$(83,805)
Add impact of assumed preferred stock conversions (if-converted method)	—	—	—	—

Net loss attributable to common shareholders and impact of assumed conversions	$(56,852)	$(82,919)	$(176,399)	$(83,805)

Weighted average shares outstanding:
Weighted average shares outstanding — basic	51,048	50,767	51,034	50,609
Effect of potentially dilutive securities — stock options and warrants	—	—	—	—
Nonvested restricted stock	—	—	—	—
Preferred stock	—	—	—	—

Weighted average shares outstanding — diluted	51,048	50,767	51,034	50,609

Net loss per share attributable to common shareholders:
Basic	$(1.11)	$(1.63)	$(3.46)	$(1.66)

Diluted	$(1.11)	$(1.63)	$(3.46)	$(1.66)

The following were excluded from diluted EPS because their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common shareholders:

Preferred stock dividends	$2,786	$2,800	$5,544	$5,600

Weighted average shares outstanding:

Common stock equivalents	359	268	228	211
Assumed conversion of preferred stock	7,246	6,300	6,779	6,300
Out-of-the-money stock options	593	1,148	636	1,251

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 — Derivative Instruments and Risk Management Activities

At June 30, 2011, we had the following derivative contracts in place:

				Net Fair Value Asset (Liability) (1)
Period	Type	Volumes	Price	Current	Noncurrent
			$/Unit	($000)	($000)

Oil (Bbl) — Gulf of Mexico
Remainder 2011	Swaps	1,257,000	91.31	(6,858)	—
2012	Swaps	3,133,750	89.64	(14,215)	(14,636)
2013	Swaps	90,000	90.40	—	(778)

Remainder 2011	Swaps (2)	368,000	95.00	(155)	—

Total				(21,228)	(15,414)

Natural Gas (MMBtu)
North Sea
Remainder 2011	Swaps	920,000	8.76	(1,121)	—
2012	Swaps	1,646,000	8.79	(1,861)	(1,376)

Gulf of Mexico
Remainder 2011	Calls (3)	1,840,000	4.90	(442)	—
2012	Calls (3)	3,660,000	5.35	(523)	(655)

Remainder 2011	Fixed-price physicals	2,760,000	4.64	456	—
2012	Fixed-price physicals	1,365,000	4.64	(251)	—

Total				(3,742)	(2,031)

Total asset				206	—
Total liability				(25,176)	(17,445)

Total				(24,970)	(17,445)

(1)	None of the derivatives outstanding is designated as a hedge for accounting purposes.
(2)	These swaps include call options to allow us to participate in per barrel price increases above $110.00 in the remainder of 2011.
(3)	During the first quarter of 2011, we sold U.S. gas call options and received premiums of $2.1 million.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2010, we had the following derivative contracts in place:

				Net Fair Value Asset (Liability) (2)
Period	Type	Volumes	Price	Current	Noncurrent
			$/Unit (1)	($000)	($000)

Oil (Bbl) — Gulf of Mexico
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

During the first quarter of 2011, we sold certain natural gas call options in exchange for a premium from the counterparties. At settlement of a call option, if the market price exceeds the strike price of the call option, the Company pays the counterparty such excess. If the market price settles below the strike price of the call option, no payment is due from either party. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivative contains a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

During the six months ended June 30, 2011, we paid net cash settlements of $16.7 million on our commodity derivatives. Our derivative income (expense) for the six months ended June 30, 2011 and 2010 is based entirely on nondesignated derivatives and consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gains (losses) from:
Settlements of contracts	$(9,148)	$620	$(16,554)	$(1,449)
Unrealized gains on open contracts	45,066	23,309	2,210	28,913

Derivative income (expense)	$35,918	$23,929	$(14,344)	$27,464

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Commitments and Contingencies

The development, production and sale of oil and natural gas in the Gulf of Mexico and in the North Sea are subject to extensive laws and regulations, including environmental laws and regulations in each locality in which we operate. We may be required to make large expenditures to comply with environmental and other governmental regulations. Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs (see the discussion in Note 3, “Risks and Uncertainties”). Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations. We believe that we are in compliance with all of the laws and regulations which apply to our operations.

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

In the normal course of business, we occasionally purchase oil and gas properties for little or no up-front costs and instead commit to pay consideration contingent upon the successful development and operation of the properties. The contingent consideration generally includes amounts to be paid upon achieving specified operational milestones, such as first commercial production and again upon achieving designated cumulative sales volumes. At June 30, 2011, the aggregate amount of such contingent commitments related to unmet operational milestones was $8.9 million.

We maintain insurance to protect the Company and its subsidiaries against losses arising out of our oil and gas operations. Our insurance includes coverage for physical damage to our offshore properties, general (third party) liability, workers compensation and employers liability, seepage and pollution and other risks. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery. Additionally, our insurance is subject to the terms, conditions and exclusions of such policies. For losses emanating from offshore operations, ATP has up to an aggregate of $2.4 billion of various insurance coverages with individual policy limits ranging from $1.0 million to over $500 million each. While we maintain insurance levels, deductibles and retentions that we believe are prudent and responsible, there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

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

The occurrence of a significant accident or other event not fully covered by our insurance could have a materially adverse effect on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third-party contractors and other service providers are used in our offshore operations, we may not realize the full benefit of worker’s compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

On January 29, 2010, Bison Capital Corporation (“Bison”) filed suit against ATP in the United States District Court for the Southern district of New York alleging ATP owed fees totaling $102 million to Bison under a February 2004 agreement. The case was tried in January 2011. On March 8, 2011 the Court entered a judgment in favor of Bison for $1.65 million plus prejudgment interest and Bison’s reasonable attorney’s fees. ATP provided for this judgment in the financial statements as of December 31, 2010. Either party could file a notice of appeal within 30 days of the judgment. Subsequently, Bison gave notice that it will appeal the judgment and, thus, the case is still pending.

We are, in the ordinary course of business, involved in various other legal proceedings from time to time. Management does not believe that the outcome of these proceedings as of June 30, 2011, either individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Segment Information

The Company’s operations are focused in the Gulf of Mexico and the North Sea. Management reviews and evaluates separately the operations of its segments. The operations of the segments include liquid hydrocarbon and natural gas production and sales. Segment activity is as follows (in thousands):

For the Three Months Ended —	Gulf of Mexico	North Sea	Total

June 30, 2011:
Revenues	$168,304	$4,579	$172,883
Depreciation, depletion and amortization	70,988	3,330	74,318
Impairment	45,704	—	45,704
Loss from operations	3,407	1,616	5,023
Interest income	59	—	59
Interest expense, net	97,043	—	97,043
Derivative income	34,801	1,117	35,918
Gain on debt extinguishment	1,091	—	1,091
Income tax benefit	14,494	—	14,494
Additions to oil and gas properties	90,134	43,719	133,853

June 30, 2010:
Revenues	$96,002	$5,097	$101,099
Depreciation, depletion and amortization	54,451	5,664	60,115
Impairment	3,853	—	3,853
Income (loss) from operations	12,517	2,897	15,414
Interest income	39	115	154
Interest expense, net	64,645	—	64,645
Derivative income	30,288	(6,359)	23,929
Loss on debt extinguishment	78,171	—	78,171
Income tax expense	57,799	—	57,799
Additions to oil and gas properties	168,078	39,934	208,012

For the Six Months Ended —	Gulf of Mexico	North Sea	Total

June 30, 2011:
Revenues	$329,251	$10,132	$339,383
Depreciation, depletion and amortization	146,486	7,152	153,638
Impairment	45,704	—	45,704
Income (loss) from operations	18,870	(2,287)	16,583
Interest income	116	—	116
Interest expense, net	172,528	—	172,528
Derivative expense	12,708	1,636	14,344
Gain on debt extinguishment	1,091	—	1,091
Income tax benefit	5,352	—	5,352
Additions to oil and gas properties	103,224	121,462	224,686
Total assets	2,830,231	469,461	3,299,692

June 30, 2010:
Revenues	$183,370	$10,758	$194,128
Depreciation, depletion and amortization	84,862	11,254	96,116
Impairment	12,090	—	12,090
Income (loss) from operations	5,742	(4,842)	900
Interest income	76	222	298
Interest expense, net	76,864	—	76,864
Derivative income	32,902	(5,438)	27,464
Loss on debt extinguishment	78,171	—	78,171
Income tax expense	56,394	—	56,394
Additions to oil and gas properties	448,495	64,805	513,300
Total assets	2,924,795	339,637	3,264,432

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of our derivative contracts are classified as Level 3 based on the significant unobservable inputs into our expected present value models. The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the six months ended June 30, 2011 (in thousands):

	U.S Gas Fixed- Price Physicals	U.S Gas Calls	U.S. Oil Swaps	U.S Oil Swaps(1)	U.S Gas Price Collars	U.K. Gas Swaps	Total
Balance at beginning of period	$289	$—	$(27,519)	$(12,027)	$658	$(4,031)	$(42,630)
Derivative income (expense)	1,443	513	(21,511)	7,262	170	(2,221)	(14,344)
Premium received	—	(2,133)	—	—	—	—	(2,133)
Settlements	(1,526)	—	12,542	4,610	(828)	1,895	16,693

Balance at end of period	$206	$(1,620)	$(36,488)	$(155)	$—	$(4,357)	$(42,414)

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at June 30, 2011	$1,155	$(1,620)	$(19,300)	$3,467	$—	$(2,413)	$(18,711)

(1)	These swaps include those which have been matched with call options to allow us to reparticipate in price increases above certain levels.

The following table sets forth a reconciliation of changes in the fair value of these financial assets (liabilities) during the six months ended June 30, 2010 (in thousands):

	Gas Fixed- Price Physicals	Gas Price Collars	Oil Swaps	Oil Swaps(1)	Oil Puts	Subtotal U.S.
U.S.

Balance at beginning of period	$(778)	$(339)	$(7,837)	$(14,910)	$2	$(23,862)
Derivative income (expense)	6,212	2,487	13,894	10,311	(2)	32,902
Settlements and terminations	(2,682)	(935)	2,221	3,036		1,640

Balance at end of period	$2,752	$1,213	$8,278	$(1,563)	$—	$10,680

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at June 30, 2010	$3,195	$1,762	$15,682	$3,687	$(2)	$24,324

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Gas Fixed- Price Physicals	Financial Gas Swaps	Subtotal U.K.	Grand Total
U.K.

Balance at beginning of period	$1,321	$—	$1,321	$(22,541)
Derivative income	(1,213)	(4,225)	(5,438)	27,464
Settlements and terminations	(472)	99	(373)	1,267

Balance at end of period	$(364)	$(4,126)	$(4,490)	$6,190

Changes in unrealized gain (loss) included in derivative income (expense) relating to derivatives still held at June 30, 2010	$(802)	$(4,126)	$(4,928)	$19,396

Assets Measured at Fair Value on a Nonrecurring Basis

Oil and gas property is measured at fair value on a nonrecurring basis upon impairment and when acquired in a nonmonetary property exchange. During the six months ended June 30, 2011 and 2010, we recorded impairment expense of $45.7 million and $12.1 million, respectively, related to proved and unproved Gulf of Mexico properties. In the six months ended June 30, 2010, we recorded gain on nonmonetary property exchange of $12.0 related to proved Gulf of Mexico properties. The impairment charges reduce the oil and gas properties’ carrying values to their estimated fair values and are classified as Level 3. Fair value is calculated as the estimated discounted future net cash flows attributable to the assets. The gain on nonmonetary property exchange reflects the difference between the carrying value of the property surrendered and the estimated fair value of the property received, classified as Level 3, and is calculated based on the estimated discounted future net cash flows attributable to that asset.

The Company’s primary assumptions in preparing the estimated discounted future net cash flows to be recovered from oil and gas properties are based on (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity forward-curve prices and assumptions as to costs and expenses, and (iii) the estimated discount rate that would be used by market participants to determine the fair value of the assets.

Note 16 — Subsequent Events

Our evaluation has identified no matters which require disclosure as events subsequent to June 30, 2011.

ATP OIL & GAS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

General

ATP Oil & Gas Corporation is engaged internationally in the acquisition, development and production of oil and natural gas properties. Our management team has extensive engineering, geological, geophysical, technical and operational expertise in developing and operating properties in both our current and planned areas of operation. In the Gulf of Mexico and in the U.K. and Dutch sectors of the North Sea (the “North Sea”), we seek to acquire and develop properties with proved undeveloped reserves (“PUD”) that are economically attractive to us but are not strategic to major or large independent exploration-oriented oil and gas companies. Occasionally we will acquire properties that are already producing or where previous drilling has encountered reservoirs that appear to contain commercially productive quantities of oil and gas even though the reservoirs do not meet the SEC definition of proved reserves. In the Gulf of Mexico and North Sea, we believe that our strategy provides assets for us to develop and produce with an attractive risk profile at a competitive cost.

We recently acquired three licenses in the Mediterranean Sea covering potential natural gas resources in the deep water off the coast of Israel. In the Mediterranean Sea our licenses relate to exploratory prospects where drilling has occurred nearby and hydrocarbons have been discovered by others. Our capital investment in the Mediterranean Sea related to these three licenses is expected to be minimal for the remainder of 2011 as we prepare our exploration and development plans for drilling in 2012.

We seek to create value and reduce operating risks through the acquisition and subsequent development of properties in areas that typically have:

•	significant undeveloped reserves or nearby discoveries;

•	close proximity to developed markets for oil and natural gas;

•	existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production/processing platforms;

•	opportunities to aggregate production and create operating efficiencies that capitalize upon our hub concept; and

•	a relatively stable regulatory environment for offshore oil and natural gas development and production.

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

Events that occurred in 2010 and regulations that were enacted in 2010 and 2011 have had a major impact on our operations and ability to move forward with development plans. On April 20, 2010, a semi-submersible drilling rig operating in the deepwater Outer Continental Shelf (“OCS”) in the Gulf of Mexico exploded, burned for two days and sank, resulting in an oil spill in Gulf of Mexico waters. In response to this crisis, the U.S. Department of the Interior (“DOI”), on May 6, 2010, instructed the predecessor of BOEM to stop issuing drilling permits for OCS wells and to suspend existing OCS drilling permits issued after April 20, 2010, until May 28, 2010, when a report on the accident was expected to be completed. On May 28, 2010, DOI issued a moratorium (“Moratorium I”), originally scheduled to last for six months, that essentially halted all drilling in water depths greater than 500 feet in the Gulf of Mexico. On June 7, 2010, a lawsuit was filed by several suppliers of services to Gulf of Mexico exploration and production companies challenging the legality of Moratorium I. This challenge was successful and on June 22, 2010, a Federal District Court issued a preliminary injunction preventing Moratorium I from taking effect. On July 8, 2010, the United States Court of Appeals for the Fifth Circuit denied the DOI’s motion to stay the preliminary injunction against the enforcement of Moratorium I. On July 12, 2010, in response to the Court’s actions, the DOI issued a second moratorium (“Moratorium II”) originally scheduled to end on November 30, 2010 that (i) specifically superseded Moratorium I, (ii) suspended all existing operations in the Gulf of Mexico and other regions of the OCS utilizing a subsea blowout preventer (“BOP”) or a surface BOP on a floating facility, and (iii) suspended pending and future permits to drill wells involving the use of a subsurface BOP or a surface BOP on a floating facility. Several lawsuits challenging the legality of Moratorium II and, among other things, the BOEM’s handling of drilling permits and development plans were subsequently filed in different Federal District Courts, all of which have been consolidated into one case in a Federal District Court that is still pending. On October 12, 2010, the DOI lifted Moratorium II as to all deepwater drilling activity. While we had no ownership in the Macondo well and no direct costs associated with the Macondo well, we do focus on the deeper water of the Gulf of Mexico and have been and continue to be negatively impacted by the drilling moratoriums and related regulatory uncertainties.

The lifting of Moratorium II, however, did not remove all restrictions on offshore drilling. According to DOI’s order lifting Moratorium II, prior to receiving new permits to drill wells, OCS lessees and operators must first comply with an earlier notice to lessees and operators issued by the BOEM that requires additional testing, third-party verification, training for rig personnel, and governmental approvals to enhance well bore integrity and the operation of BOPs and other well control equipment used in OCS wells, (“NTL 2010-No.5”). NTL 2010-No.5 was set aside by the Federal District Court on October 19, 2010, as having been improperly issued by BOEM. The DOI’s order lifting Moratorium II, however, also requires OCS lessees and operators to comply with BOEM’s Interim Final Rule entitled “Increased Safety Measures for Energy Development on the Outer Continental Shelf (the “Safety Interim Final Rule”) issued in September 2010, before recommencing deepwater operations. In general, the Safety Interim Final Rule incorporates the terms of NTL 2010-No.5 and establishes new safety requirements relating to the design of wells and testing of the integrity of well bores, the use of drilling fluids, and the functionality and testing of BOPs. Longer term, OCS lessees and operators will be required to comply with the BOEM’s new Final Workplace Safety Rule, also issued by BOEM in September 2010. The Final Workplace Safety Rule requires all OCS operators to implement all of the formerly voluntary practices in the American Petroleum Institute’s Recommended Practice 75, which includes the development and maintenance of a Safety and Environmental Management System, within one year after the date of the rule. In addition to these two rules, before a permit will be issued, each operator must demonstrate that it has enforceable obligations that ensure that containment resources are available promptly in the event of a deepwater blowout. Although Moratorium II has been lifted and we have received two permits to develop wells at our Telemark and Clipper properties, we cannot predict with certainty when additional permits will be granted under the new requirements.

During the first quarter of 2011, we received a permit to resume drilling the Mississippi Canyon (“MC”) Block 941 #4 well in the deepwater Gulf of Mexico. The MC 941 #4 well is the third one at ATP’s Telemark

Hub (100% working interest) in 4,000 feet of water was drilled to approximately 12,000 feet and cased during 2009. During the second quarter of 2011 we completed the drilling portion of the well and are now finalizing completion operations. During the same quarter, we also received a permit to complete the previously drilled #2 well at Green Canyon (“GC”) Block 300 (“Clipper”) in the deepwater Gulf of Mexico. The GC Block 300 #2 well, located in 3,454 feet of water, was sidetracked and encountered a gas reservoir between 15,590 and 15,721 feet total vertical depth in 2006. ATP commenced well operations with the Diamond Ocean Victory drilling vessel in the second quarter 2011. The well is scheduled to be placed on production in the middle of 2012 after installation of a pipeline. We operate GC Block 300 with a 55% working interest.

During June 2011, we acquired interests in three deepwater licenses in the Mediterranean Sea off the coast of Israel. ATP will operate its licenses with working interests of 40%.

During the first six months of 2011, we also obtained significant additional financing and commitments to finance from term loans and other transactions. In the second quarter 2011, we conveyed dollar-denominated overriding royalty interests (“Overrides”) and dollar-denominated overriding royalty interests in the form of net profits interests (“NPIs”) in the Gomez Hub and the Telemark Hub for aggregate net proceeds of $70.3 million. These Overrides and NPIs obligate us to deliver a percentage of the proceeds from the future sale of hydrocarbons in the specified proved properties until the purchaser recovers its original investment, plus an overall rate of return. In June 2011 we also closed a perpetual preferred stock offering that provided net proceeds of $123.3 million, net of discount, related option contract costs and issuance costs. The details of these second quarter liquidity transactions are discussed below in Liquidity and Capital Resources.

Risks and Uncertainties

Our near-term operating and development plans in the Gulf of Mexico as well as our longer-term business plan are dependent on receiving additional approvals for deepwater drilling and other permits under applications which have been and will be submitted to the Bureau of Ocean Energy Management, Regulation and Enforcement of the Department of the Interior (“BOEM”). In the first quarter of 2011, we received permits to complete the drilling of the third well in Mississippi Canyon Block 941 at our Telemark Hub and to complete a well at Green Canyon Block 300. Completion activities on the third well at our Telemark Hub are underway. Also, while we believe we can satisfy the permitting requirements for the additional planned 2011 development wells, which we expect will allow us to increase significantly our production from current levels, there is no assurance that the permits will be issued or, if issued, that they will be received in time to benefit our 2011 results. Should the regulatory process in the Gulf of Mexico continue to cause delays, we believe we can continue to meet our existing obligations for at least the next twelve months based on forecasted production levels and the continuation of commodity sales prices and operating costs near current levels.

A substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by production declines more rapid than found in conventional onshore properties. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or prolonged negative changes in commodity prices or operating cost levels could have a materially adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due.

The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future. There is no assurance, however, that these alternative sources will be available should these risks and uncertainties materialize.

We cannot predict how the authorities will further respond to the Macondo incident in the Gulf of Mexico or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result. New regulations already issued will, and potential future regulations or additional statutory limitations, if enacted or issued, could, require a change in the way we conduct our business, increase our costs of doing business or ultimately prohibit us from drilling for or producing hydrocarbons in the Gulf of Mexico. We cannot predict if or how the governments of other countries in which we operate will respond to the accident in the Gulf of Mexico. We incurred additional costs in 2010 caused by the deepwater drilling moratoriums and subsequent drilling permit delays and some of these additional costs are continuing into 2011 and are expected to continue.

We have financed a significant portion of our development program with transactions entered into with our vendors and financial institutions that either defer payments to future periods or will be repaid based on production throughput or from the revenues or net profits generated from future production. While these financing transactions have enabled us to continue the development of our properties and preserve cash, they will significantly burden the future net cash flows from our production until these obligations are satisfied. (See Note 7, “Other Long-term Obligations,” for further details.)

As an independent oil and gas producer, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and we expect such price volatility to continue. Any extended decline in oil or gas prices could have a materially adverse effect on our financial position, results of operations, cash flows, the quantities of oil and gas reserves that we can economically produce, and may restrict our ability to obtain additional financing or to meet the contractual requirements of our debt and other obligations.

Our estimates of proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including assumptions relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimation process requires significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise and the quality and reliability of this data can vary. Estimates of our oil and natural gas reserves and the costs and timing associated with developing these reserves are subject to change, and may differ materially from our estimates. As of December 31, 2010, approximately 81% of our total proved reserves were undeveloped. We intend to continue to develop these reserves through the end of the year and beyond, but there can be no assurance we will be successful. Development of these reserves may not yield the expected results, or the development may be delayed or the costs may exceed our estimates, any of which may materially affect our financial position, results of operations, cash flows and our ability to meet the requirements of our financing obligations.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the three months ended June 30, 2011 and 2010 we reported net loss attributable to common shareholders of $56.9 million and $82.9 million, or $1.11 and $1.63 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. The table below also includes oil and natural gas production revenues from amortization of deferred revenue in the first quarter of 2010 related to the second quarter 2008 sale of a limited-term overriding royalty interest. We do not reflect any production volumes associated with those revenues.

	Three Months Ended June 30,		% Change from 2010
	2011	2010	to 2011
Production:
Oil and condensate (MBbl)	1,461	934	56%
Natural gas (MMcf)	4,095	6,014	(32%)
Total (MBoe)	2,144	1,937	11%
Gulf of Mexico (MBoe)	2,058	1,783
North Sea (MBoe)	86	154

Revenues from production (in thousands):
Oil and condensate	$151,178	$65,491	131%
Amortization of deferred revenue	—	7,865

Total	$151,178	$73,356	106%

Natural gas	$21,705	$27,742	(22%)

Oil, condensate and natural gas	$172,883	$93,234	85%
Amortization of deferred revenue	—	7,865

Total	$172,883	$101,099	71%

Average realized sales price:
Oil and condensate (per Bbl)	$103.48	$70.12	48%

Natural gas (per Mcf)	5.30	4.61	15%
Gulf of Mexico (per Mcf)	4.81	4.47
North Sea (per Mcf)	8.79	5.41

Oil, condensate and natural gas (per Boe)	80.64	48.12	67%
Gulf of Mexico (per Boe)	81.78	49.43
North Sea (per Boe)	53.26	33.12

Revenues from production increased in 2011 compared to 2010 due to a 11% increase in production and a 67% increase in average realized sales price. The production increase occurred in the Gulf of Mexico where we now have production from two wells at our Telemark Hub compared to only one well in the second quarter of 2010. The higher average realized sales price is due to increased commodity market prices.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells. These costs include, among others, workover expenses, operator fees, processing fees and insurance. Lease operating expense was as follows (in thousands except per Boe amounts):

	Three Months Ended June 30,		% Change from 2010
	2011	2010	to 2011
Recurring operating expenses	$24,300	$25,650	(5%)
Workover expenses	17,340	6,645	161%

Lease operating	$41,640	$32,295	29%

Recurring operating expenses per Boe	$11.33	$13.26	(15%)
Gulf of Mexico	10.96	13.50	(19%)
North Sea	20.43	10.08	103%

Lease operating expense for the three months ended June 30, 2011 increased $9.3 million compared to the same period in 2010. The workover expenses in the second quarter of 2011 were primarily due to well work at our Gomez Hub. The workover expenses during the second quarter of 2010 were primarily due to hydrate remediation and facilities inspection activities on our Gomez Hub. Per unit costs changed primarily due to the effect of changing production volumes on fixed costs.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense was as follows:

	Three Months Ended June 30,		% Change from 2010
	2011	2010	to 2011

General and administrative (in thousands)	$10,166	$8,060	26%
Per Boe	4.74	4.16	14%

General and administrative expense in the second quarter of 2011 increased $2.1 million compared to the second quarter of 2010 primarily due to prospect generation costs and organization and startup costs of operations in Israel.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense was as follows:

	Three Months Ended June 30,		% Change from 2010
	2011	2010	to 2011

DD&A (in thousands)	$74,318	$60,115	24%
Per Boe	34.66	31.02	12%
Gulf of Mexico	34.49	30.54	13%
North Sea	38.71	36.78	5%

DD&A expense for the three months ended June 30, 2011 increased $14.2 million compared to the same period during 2010 primarily due to the increase in production at our Telemark Hub. The per unit increase in the Gulf of Mexico is primarily a result of higher costs incurred on our new developments relative to some of our older properties. The per unit costs for the North Sea increased primarily due to the effect of having relatively more production from higher cost properties.

Impairment of Oil and Gas Properties

During the second quarter of 2011 and 2010, we recognized impairment of proved Gulf of Mexico oil and gas properties of $45.7 million and $3.9 million of unproved Gulf of Mexico properties, respectively. The second quarter 2011 impairment was primarily related to two older properties South Timbalier 77 (acquired in 2005) and Eugene Island 30 (acquired in 1999). The impairment at South Timbalier 77 represents the majority of the expense and was primarily due to our decision not to move forward with a related capital program. The second quarter 2010 impairment was associated with leases which were approaching their expiration dates and became unlikely to be drilled primarily due to the moratorium on drilling in the Gulf of Mexico.

Drilling Interruption Costs

Drilling interruption costs were $1.2 million and $8.7 million in the second quarter of 2011 and 2010, respectively. They consist of stand-by costs for drilling operations at our Telemark and Gomez Hubs resulting from the deepwater drilling moratoriums and subsequent drilling permit delays caused by the April 2010 Macondo incident in the Gulf of Mexico. These costs are expected to continue.

Interest Expense, Net

Interest expense, net of amounts capitalized, increased to $97.0 million in the second quarter of 2011 compared to $64.6 million in the second quarter of 2010. Interest expense in the second quarter of 2011 and 2010 is net of capitalized interest of $6.5 million and $3.0 million, respectively (related to our Cheviot development in the U.K. in both periods). Our weighted average borrowing rate on our combined debt and long-term obligations was 16.5% in the second quarter of 2011 compared to 13.5% for the comparable period in 2010. The increase in interest expense and our weighted average borrowing rate is primarily due to: (i) an approximate $507.5 million increase in our aggregate average balance outstanding of debt and other long term obligations in the second quarter of 2011 at a higher cost, on average, as compared to the comparable period in 2010 (see Note 6 - Long-term Debt and Note 7 - Other Long-term Obligations to the Consolidated Financial Statements); (ii) higher noncash interest resulting from the amortization of additional debt-related discounts and issuance costs; and (iii) an increase in interest expense on one of our dollar-denominated Overrides due to a reduction in the estimated repayment period of the Override as a result of greater than forecasted production from the underlying properties at higher than forecasted prices. A reduction in the expected time required to pay the obligation results in an increase in the investor’s internal rate of return and requires a corresponding change in the estimated amortization and associated interest expense we record on the obligation.

Derivative Income

Derivative income (expense) is related to net gains and losses associated with our oil and gas price derivative contracts and is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Gulf of Mexico
Realized gains (losses)	$(8,908)	$610
Unrealized gains	43,709	29,678

	34,801	30,288

North Sea
Realized gains (losses)	(240)	10
Unrealized gains (losses)	1,357	(6,369)

	1,117	(6,359)

Total
Realized gains (losses)	(9,148)	620
Unrealized gains	45,066	23,309

	$35,918	$23,929

Gain (Loss) on Debt Extinguishment

Gain on debt extinguishment of $1.1 million in the three months ended June 30, 2011 was related to an NPI transaction in the Telemark Hub for $40.0 million. The third party purchaser acquired an existing vendor NPI from us for $19.7 million, thereby extinguishing the existing NPI liability of $20.8 million, and contributed an additional $20.3 million toward the development of the Telemark Hub in exchange for a larger percentage of the net profits from production at the Telemark Hub that will continue until the purchaser recovers $40.0 million, plus an overall rate of return.

Loss on debt extinguishment was $78.2 million in the three months ended June 30, 2010 was due to the second quarter refinancing of our previously outstanding term loans in which we charged to expense the remaining unamortized deferred financing costs, debt discount related to the retired debt and repayment premiums.

Income Tax Benefit (Expense)

We recorded income tax benefit of $14.5 million during the three months ended June 30, 2011 resulting in an overall effective tax rate of 22.3%. In each jurisdiction, the rates were determined based on our expectations of net income or loss for the year, taking into consideration permanent differences. As of June 30, 2011, for U.S. and Netherlands tax provision purposes, we have provided valuation allowances for the entirety of our net deferred tax assets based on our cumulative net losses coupled with the uncertainties surrounding our future earnings forecasts arising from the effects of permitting delays in the Gulf of Mexico. In the comparable quarter of 2010 we recorded income tax benefit of $57.8 million resulting in an overall effective tax rate of 43.1%.

Income Attributable to the Redeemable Noncontrolling Interest

Income attributable to the redeemable noncontrolling interest represents the 49% Class A limited partner interest in ATP Infrastructure Partners, LP (“ATP-IP”).

Convertible Preferred Stock Dividends

Convertible preferred stock dividends represent declared dividends payable in cash or common stock, at the option of the Company, due for the three months ended June 30, 2011 and 2010. The outstanding shares of convertible preferred stock provide for cumulative preferred dividends at the annual rate of 8% of the $312.5 million aggregate liquidation value as of June 30, 2011 and $140.0 million as of June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011 and 2010 we reported net loss attributable to common shareholders of $176.4 million and $83.8 million, or $3.46 and $1.66 per diluted share, respectively.

Oil and Gas Production Revenues

Revenues presented in the table and the discussion below represent revenues from sales of oil and natural gas production volumes. The table below also includes oil and natural gas production revenues from amortization of deferred revenue in the first six months of 2010 related to the second quarter 2008 sale of a limited-term overriding royalty interest. We do not reflect any production volumes associated with those revenues.

	Six Months Ended June 30,		% Change from 2010
	2011	2010	to 2011
Production:
Oil and condensate (MBbl)	3,061	1,806	69%
Natural gas (MMcf)	8,544	9,765	(13%)
Total (MBoe)	4,485	3,434	31%
Gulf of Mexico (MBoe)	4,292	3,116
North Sea (MBoe)	193	318

Revenues from production (in thousands):
Oil and condensate	$295,812	$127,968	131%
Amortization of deferred revenue	—	16,967

Total	$295,812	$144,935	104%

Natural gas	$43,572	$47,676	(9%)
Amortization of deferred revenue	—	1,517

Total	$43,572	$49,193	(11%)

Oil, condensate and natural gas	$339,383	$175,644	93%
Amortization of deferred revenue	—	18,484

Total	$339,383	$194,128	75%

Average realized sales price:
Oil and condensate (per Bbl)	$96.64	$70.86	36%

Natural gas (per Mcf)	5.10	4.88	5%
Gulf of Mexico (per Mcf)	4.55	4.74
North Sea (per Mcf)	8.67	5.50

Oil, condensate and natural gas (per Boe)	75.66	51.12	48%
Gulf of Mexico (per Boe)	76.71	52.93
North Sea (per Boe)	52.50	33.83

Revenues from production increased in 2011 compared to 2010 due to a 31% increase in production and a 48% increase in average realized sales price. The production increase occurred in the Gulf of Mexico where we now have production from two wells at our Telemark Hub and where our Canyon Express property has been returned to production. The higher average realized sales price is due to increased commodity market prices.

Lease Operating

Lease operating expenses include costs incurred to operate and maintain wells. These costs include, among others, workover expenses, operator fees, processing fees and insurance. Lease operating expense was as follows (in thousands except per Boe amounts):

	Six Months Ended June 30,		% Change from 2010
	2011	2010	to 2011
Recurring operating expenses	$49,280	$43,816	12%
Workover expenses	24,767	18,114	37%

Lease operating	$74,047	$61,930	20%

Recurring operating expenses per Boe	$10.99	$12.78	(14%)
Gulf of Mexico	10.80	13.02	(17%)
North Sea	15.23	10.08	51%

Lease operating expense for the six months ended June 30, 2011 increased $12.1 million compared to the same period in 2010. The increase in recurring operating expense was primarily due to the new production from the Telemark Hub. The workover expenses during the six months ended June 30, 2011 were primarily due to hydrate remediation activities, hull repair work and well work at our Telemark Hub and Gomez Hub properties. The workover expenses for the same period in 2010 were primarily due to hydrate remediation activities on our Canyon Express pipeline which enabled us to commence production at our Kings Peak (MC Block 217) well and to re-establish production from two wells at Aconcagua (MC Block 305). Per unit costs changed primarily due to the effect of changing production volumes on fixed costs.

General and Administrative

General and administrative expenses are overhead-related expenses, including employee compensation, legal and accounting fees, insurance, and investor relations expenses. General and administrative expense was as follows:

	Six Months Ended June 30,		% Change from 2010
	2011	2010	to 2011

General and administrative (in thousands)	$19,902	$18,623	7%
Per Boe	4.44	5.42	(18%)

General and administrative expense in the first six months of 2011 has increased compared to the first six months of 2010 primarily due to prospect generation costs and organization and startup costs of operations in Israel. The per unit cost has decreased primarily due to the effect of increased production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) expense was as follows:

	Six Months Ended June 30,		% Change from 2010
	2011	2010	to 2011

DD&A (in thousands)	$153,638	$96,116	60%
Per Boe	34.25	27.96	22%
Gulf of Mexico	34.12	27.24	25%
North Sea	37.05	35.39	5%

DD&A expense for the six months ended June 30, 2011 increased $57.5 million compared to the same period during 2010 primarily due to the increase in production at our Telemark Hub. The per unit increase in the Gulf of Mexico is primarily a result of higher costs incurred on our new developments relative to some of our older properties and the recognition of straight-line depreciation on our ATP Titan production platform which was placed into service at the beginning of the second quarter of 2010. The per-unit costs for the North Sea increased primarily due to the effect of having relatively more production from higher cost properties.

Impairment of Oil and Gas Properties

During the first six months of 2011 and 2010, we recognized impairment of proved Gulf of Mexico oil and gas properties of $45.7 million and $12.1 million ($7.6 million related to proved properties and $4.5 million related to unproved properties), respectively. The impairment in the first six months of 2011 was primarily related to two older properties South Timbalier 77 (acquired in 2005) and Eugene Island 30 (acquired in 1999). The impairment at South Timbalier 77 represents the majority of the expense and was primarily due to our decision not to move forward with a related capital program. The impairment of unproved properties in the first six months of 2010 was associated with leases which were approaching their expiration dates and became unlikely to be drilled primarily due to the moratorium on drilling in the Gulf of Mexico. The impairment on proved properties in the first six months of 2010 represented the remaining carrying costs of those properties and was primarily due to relinquishment of the leases.

Drilling Interruption Costs

Drilling interruption costs were $19.7 million and $8.7 million in the first six months of 2011 and 2010, respectively. They consist of stand-by costs for drilling operations at our Telemark and Gomez Hubs resulting from the deepwater drilling moratoriums and subsequent drilling permit delays caused by the April 2010 Macondo incident in the Gulf of Mexico. These costs are expected to continue.

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

Interest Expense, Net

Interest expense, net of amounts capitalized, increased to $172.5 million in 2011 compared to $76.9 million in 2010. Interest expense in 2011 and 2010 is net of capitalized interest of $11.5 million and $46.2 million, respectively ($40.3 related to our Telemark development in 2010 and $11.5 and $5.9 related to our Cheviot development in the U.K. in 2011 and 2010 respectively). Our weighted average borrowing rate on our combined debt and long-term obligations was 14.9% in 2011 compared to 13.4% for the comparable period in 2010. The increase in interest expense and our weighted average borrowing rate is primarily due to: (i) an approximate $637.4 million increase in our aggregate average balance outstanding of debt and other long term obligations in the six months ended June 30, 2011 at a higher cost, on average, as compared to the comparable period in 2010 (see Note 6 - Long-term Debt and Note 7 - Other Long-term Obligations to the Consolidated Financial Statements); (ii) higher noncash interest resulting from the amortization of additional debt-related discounts and issuance costs; and (iii) an increase in interest expense on one of our dollar denominated Overrides due to a reduction in the estimated remaining repayment period of the Override as a result of greater than forecasted production from the underlying properties at higher than forecasted prices . A reduction in the expected time required to pay the obligation results in an increase in the investor’s internal rate of return and requires a corresponding change in the estimated amortization and associated interest expense we record on the obligation.

Derivative Income

Derivative income (expense) is related to net gains and losses associated with our oil and gas price derivative contracts and is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Gulf of Mexico
Realized losses	$(14,963)	$(1,823)
Unrealized gains	2,255	34,724

	(12,708)	32,901

North Sea
Realized gains (losses)	(1,591)	374
Unrealized losses	(45)	(5,811)

	(1,636)	(5,437)

Total
Realized losses	(16,554)	(1,449)
Unrealized gains	2,210	28,913

	$(14,344)	$27,464

Gain (Loss) on Debt Extinguishment

Gain on debt extinguishment of $1.1 million in the six months ended June 30, 2011 was related to an NPI transaction in the Telemark Hub for $40.0 million. The third party purchaser acquired an existing vendor NPI from us for $19.7 million, thereby extinguishing the existing NPI liability of $20.8 million, and contributed an additional $20.3 million toward the development of the Telemark Hub in exchange for a larger percentage of the net profits from production at the Telemark Hub that will continue until the purchaser recovers $40.0 million, plus an overall rate of return.

Loss on debt extinguishment was $78.2 million in the six months ended June 30, 2010 was due to the second quarter refinancing of our previously outstanding term loans in which we charged to expense the remaining unamortized deferred financing costs, debt discount related to the retired debt and repayment premiums.

Income Tax Benefit (Expense)

We recorded income tax benefit of $5.4 million during the six months ended June 30, 2011 resulting in an overall effective tax rate of 3.2%. In each jurisdiction, the rates were determined based on our expectations of net income or loss for the year, taking into consideration permanent differences. As of June 30, 2011, for U.S. and Netherlands tax provision purposes, we have provided valuation allowances for the entirety of our net deferred tax assets based on our cumulative net losses coupled with the uncertainties surrounding our future earnings forecasts arising from the effects of permitting delays in the Gulf of Mexico. In the comparable period of 2010 we recorded income tax benefit of $56.4 million resulting in an overall effective tax rate of 44.6%.

Income Attributable to the Redeemable Noncontrolling Interest

Income attributable to the redeemable noncontrolling interest represents the 49% Class A limited partner interest in ATP-IP.

Convertible Preferred Stock Dividends

Convertible preferred stock dividends represent declared dividends payable in cash or common stock, at the option of the Company, due for the six months ended June 30, 2011 and 2010. The outstanding shares of convertible preferred stock provide for cumulative preferred dividends at the annual rate of 8% of the $312.5 million aggregate liquidation value as of June 30, 2011 and $140.0 million as of June 30, 2010.

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

As discussed above, during the first quarter 2011, we received a permit from the BOEM to drill a third well at our Telemark Hub and drilling is already underway. It is our intention to bring the well on production in the third quarter of 2011, however, there is no assurance that we will be able to do so. We believe we can continue to meet our existing obligations for at least the next twelve months based on forecasted production levels and the continuation of commodity sales prices and operating costs near current levels. The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year and a substantial portion of our current production is concentrated among relatively few wells located offshore in the Gulf of Mexico and in the North Sea, which are characterized by rapid production declines. As a result, we are particularly vulnerable to a near-term severe impact resulting from unanticipated complications in the development of, or production from, any single material well or infrastructure installation, including lack of sufficient capital, delays in receiving necessary drilling and operating permits, increased regulation, reduced access to equipment and services, mechanical or operational failures, and bad weather. Any unanticipated significant disruption to, or decline in, our current production levels or negative changes in current commodity prices or operating cost levels could have a material adverse effect on our financial position, results of operations and cash flows and our ability to meet our commitments as they come due. We have historically obtained various other sources of funding to supplement our cash flow from operations and we will continue to pursue them in the future, however, there is no assurance that these alternative sources will be available should these risks and uncertainties materialize.

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

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1, relating to our First Lien Credit Agreement, dated as of June 18, 2010 to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver, relating to our Term Loan Facility– ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

During April and June 2011, we conveyed for an aggregate $50.0 million, two dollar-denominated Overrides in the MC711 Hub. These Overrides obligate us to deliver a percentage of the proceeds from the future sale of hydrocarbons in the specified proved properties until the purchaser achieves a specified return.

Also during April 2011, we closed an NPI transaction in the Telemark Hub for $40.0 million. The purchaser acquired an existing vendor NPI for $19.7 million, thereby extinguishing the existing NPI liability of $20.8 million, and contributed an additional $20.3 million toward the development of the Telemark Hub in exchange for a larger percentage of the net profits from production at the Telemark Hub that will continue until the purchaser recovers an overall specified rate of return.

We have conveyed to certain vendors and financial parties dollar-denominated net profits interests and overriding royalty interests in our Telemark Hub, Gomez Hub and Clipper oil and gas properties in exchange for development services, equipment and cash. We have also negotiated with certain other vendors involved in the development of the Telemark Hub to partially defer payments until after the beginning of production. These net profits interests and deferrals allow us to match our development cost cash flows with those from production. During the six months ended June 30, 2011, we paid $173.3 million of interest charges and principal related to our other long-term obligations, which is dramatically increased from the comparable period in 2010 due to increased production and higher oil prices. See Other Long-term Obligations discussion below.

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

In June 2011, we issued 1.7 million shares of convertible preferred stock (“Series B Preferred Stock”) and received net proceeds of $123.3 million ($90 per share before underwriters’ discounts and commissions, option contract costs (discussed below) and offering expenses). In conjunction with issuance of the Series B Preferred Stock, we purchased for $26.5 million capped-call options (“Options”) to cover all 14.1 million shares of common stock issuable upon conversion of the Series B Preferred Stock and the preferred stock we issued in 2009. The Options allow us to prevent dilution due to common stock issuance upon preferred stock conversion up to a price per common share of $27.50. The shares of common stock acquireable under the Options are indexed to our common stock price at the time of exercise and the Options can only be settled in common stock. As a result, the purchase price of the Options is recorded as a component of additional paid-in capital within Shareholders’ Equity in the accompanying Consolidated Financial Statements.

The Series B Preferred Stock has terms and features which are substantially identical to the convertible preferred stock we issued in 2009 (collectively, the “Preferred Stock”). Each share of Preferred Stock is perpetual, has no voting rights, has a liquidation preference of $100, pays cumulative dividends at an annual rate of 8% and is convertible at any time, at the option of the holder, into 4.5045 shares of common stock. After September 30, 2014, we have the option to force conversion to common stock provided that the prevailing common stock market price exceeds the conversion price by 150% on average for a stipulated period of time.

At June 30, 2011, a portion of the Series B Preferred Stock is classified as temporary equity because, in the event of certain fundamental changes, as defined in the statement of resolutions, the Company could be required to issue in the aggregate more shares of common stock pursuant to the conversion ratio most favorable to the holders than currently are authorized and unissued (the “Common Share Shortfall”). The value of the temporary equity is deemed to be the number of shares of Preferred Stock that would account for such common share shortfall times the $86.83 fair value per share (net of issuance costs of $3.17 per share). This amount will be revalued in future reporting periods as the Common Share Shortfall changes, and at such time as we have sufficient authorized and unissued common shares to satisfy the most favorable conversion obligation possible under the statement of resolutions, this amount will be reclassified to permanent equity.

In the remainder of 2011, we anticipate incurring $250 million to $300 million in total capital expenditures, of which approximately $100 million will be cash with the balance contributed by vendors through existing NPI or deferral programs. Because of the uncertainty associated with the regulatory environment, our capital expenditures could increase or decrease from these levels. As operator of most of our projects under development, we have the ability to control the timing and extent of most of our capital expenditures should future market conditions warrant. During 2011, we plan to finance anticipated expenses, debt service, development and abandonment requirements with cash on hand, funds generated by operating activities, the committed property conveyance and capital market transactions described above; and, potentially, proceeds from other capital market transactions, other financings and possible sales of assets.

Cash Flows

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in) (in thousands):
Operating activities	$42,289	$(17,789)
Investing activities	(176,358)	(377,712)
Financing activities	164,296	493,039

We had working capital deficits of approximately $143.7 million and $106.1 million as of June 30, 2011 and December 31, 2010, respectively.

Cash provided by (used in) operating activities during the first six months of 2011 and 2010 was $42.3 million and $(17.8) million, respectively. Cash flow from operating activities has increased primarily due to increased oil and gas revenues related to increased production and commodity prices, partially offset by increased interest and operating costs and working capital outflows.

Cash used in investing activities was $176.4 million and $377.7 million during the first six months of 2011 and 2010, respectively. During the first six months of 2011, cash expended in the Gulf of Mexico and North Sea/East Mediterranean for additions to oil and gas properties was approximately $62.9 million and $106.1 million, respectively. During the first six months of 2010, cash expended in the Gulf of Mexico and North Sea for additions to oil and gas properties was approximately $354.0 million and $23.3 million, respectively. During the first six months of 2011, we also transferred $7.2 million of cash to restricted accounts.

Cash provided by financing activities was $164.3 million and $493.0 million during the first six months of 2011 and 2010, respectively. The amount in 2011 is primarily related to $174.7 million of proceeds from term loans and other long-term obligations and $123.3 million net proceeds from our Series B preferred stock offering, partially offset by $118.2 million payments of other long-term liabilities, short-term notes and term loans. The amount in the first six months of 2010 is primarily related to $336.4 million net proceeds from a debt refinancing, $46.0 million net proceeds from our prior revolving credit facility, $170.6 million proceeds net of costs from sales of limited-term overriding royalty interests and net profit interests, partially offset by principal payments of Term Loans and other long-term obligations.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
First lien term loans, net of $2,866 and $2,644, respectively, unamortized discount	$205,338	$146,607
Senior second lien notes, net of $5,371 and $6,071, respectively, unamortized discount	1,494,629	1,493,929
Term loan facility — ATP Titan assets, net of $14,288 and $10,760, respectively, unamortized discount	274,346	238,873

Total debt	1,974,313	1,879,409
Less current maturities	(27,727)	(21,625)

Total long-term debt	$1,946,586	$1,857,784

During February 2011, we entered into Incremental Loan Assumption Agreement and Amendment No. 1, relating to our First Lien Credit Agreement, dated as of June 18, 2010 to, among other things, decrease the interest rate on the entire balance outstanding from 11% to 9%. Additional borrowings were $60.0 million ($58.0 million, net of transaction costs and discount).

During March 2011, we entered into First Amendment to Term Loan Agreement and Limited Waiver, relating to our Term Loan Facility — ATP Titan assets to, among other things, modify the conditions precedent for incremental borrowings drawn under the facility. Additional borrowings were $50.0 million ($44.2 million, net of transactions costs and discount).

The effective annual interest rate and fair value of our long-term debt was 11.9% and approximately $2.0 billion, respectively, at June 30, 2011.

Other Long-term Obligations

Other long-term obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Net profits interests	$325,015	$331,776
Dollar-denominated overriding royalty interests	54,725	52,825
Gomez pipeline obligation	74,104	73,868
Vendor deferrals — Gulf of Mexico	6,942	7,096
Vendor deferrals — North Sea	88,203	90,874
Other	2,582	2,582

Total	551,571	559,021
Less current maturities	(113,364)	(86,521)

Other long-term obligations	$438,207	$472,500

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

The interests granted are paid solely from the net profits, as defined, of the subject properties. As the net profits increase or decrease, primarily through higher or lower production levels and higher or lower prices of oil and natural gas, the payments due the holders of the net profits interests increase or decrease accordingly. If there is no production from a property or if the net profits are negative during a payment period, no payment would be required. We also accrete the liability over the estimated term in which the NPI is expected to be settled using the effective interest method with related interest expense presented net of amounts capitalized on the Consolidated Statements of Operations. The term of the NPIs is dependent on the value of the services contributed by these vendors or the cash proceeds contributed by the finance companies coupled with the timing of production and future economic conditions, including commodity prices and operating costs. Upon recovery of the agreed rate of return, the NPIs terminate. Because NPIs were granted on proved properties where production is reasonably assured, we have accounted for these NPI’s as financing obligations on our Consolidated Balance Sheets. As such, the reserves and production revenues associated with the NPIs are retained by the Company. We expect approximately 80% of the NPIs to be repaid over the next 18 months based on anticipated production, commodity prices and operating costs.

Dollar-denominated Overriding Royalty Interests

During April and June 2011, we sold, for an aggregate $50.0 million, two dollar-denominated overriding royalty interests (“Overrides”) in our Gomez Hub properties similar to those sold in 2009 and 2010. These Overrides obligate us to deliver proceeds from the future sale of hydrocarbons in the specified proved properties until the purchasers achieve a specified return. As the proceeds from the sale of hydrocarbons increase or decrease, primarily through changes in production levels and oil and natural gas prices, the payments due the holders of the overriding royalty interests will increase or decrease accordingly. If there is no production from a property during a payment period, no payment would be required. The percentage of property revenues available to satisfy these obligations is dependent upon certain conditions specified in the agreement. Upon recovery of the agreed rate of return, the Overrides terminate and our interest increases accordingly. Because of the explicit rate of return, dollar-denomination and limited payment terms of the Overrides, they are reflected in the accompanying financial statements as financing obligations. As such, the reserves and production revenues are retained by the Company. Related interest expense is presented net of amounts capitalized on the Consolidated Statements of Operations. We expect the Overrides to be repaid over approximately the next 24 months based on anticipated production and commodity prices.

Gomez Pipeline Obligation

In 2009, we sold to a third party for net proceeds of $74.5 million the oil and natural gas pipelines that service the Gomez Hub at MC Block 711. In conjunction with the sale, we entered into agreements with the purchaser to transport our oil and natural gas production for the remaining production life of our fields serviced by the ATP Innovator production platform for a per-unit fee that is subject to a minimum monthly payment through December 31, 2016. Such minimum fees, if applicable, can be recovered by ATP in future periods within the same calendar year whenever fees owed during a month exceed the minimum due. We remain the operator of the pipeline and are responsible for all of the related operating costs. As a result of the retained asset retirement obligation and the purchaser’s option to convey the pipeline back to us at the end of the life of the fields in the Gomez Hub, the transaction has been accounted for as a financing obligation equal to the net proceeds received. This obligation is being amortized based on the estimated proved reserve life of the Gomez Hub properties using the effective interest method with related interest expense presented net of amounts capitalized on the Consolidated Statements of Operations. All payments made in excess of the minimum fee in future periods will be reflected as interest expense of the financing obligation.

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

The weighted average effective interest rate on our other long-term obligations was 17.9% at June 30, 2011.

Contractual Obligations

The following table summarizes certain contractual obligations at June 30, 2011 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

First lien term loans	$208,204	$2,077	$4,092	$202,035	$—
Interest on first lien term loans (1)	66,315	18,997	37,324	9,994	—
Senior second lien notes	1,500,000	—	—	1,500,000	—
Interest on senior second lien notes (1)	682,813	178,125	356,250	148,438	—
Term loan facility — ATP Titan assets	288,633	25,650	58,658	60,000	144,325
Interest on term loan facility — ATP Titan assets (1)	107,559	23,951	40,399	29,959	13,250
Other long-term obligations (2)	308,650	102,186	180,631	20,000	5,833
Other trade commitments	20,718	8,958	11,760	—	—
Noncancelable operating leases	2,341	1,441	727	173	—

Total contractual obligations	$3,185,233	$361,385	$689,841	$1,970,599	$163,408

(1)	Interest is based on rates and principal repayment requirements in effect at June 30, 2011.
(2)	Included here are $100.3 million of contractual amounts that we have committed to pay that are not yet incurred.

Excluded from the table above are the following:

•

Net profits interests payable and overriding royalty interests payable of $325.0 million and $54.7 million, respectively, as of June 30, 2011 that are payable only from the future cash flows of specified properties. The ultimate amount and timing of the payments will depend on production from the properties and future commodity prices and operating costs. We expect approximately 80% of the NPIs to be repaid over the next 18 months and all of such overriding royalty interests to be repaid over approximately the next 24 months based on projected production, commodity prices and operating costs.

•	Dividends on our 8% convertible perpetual preferred stock, which are approximately $25.0 million per year. These dividends are payable in cash or stock at the Company’s option.

•

Asset retirement obligations ($47.9 million current and $114.6 million long-term) at June 30, 2011. The ultimate settlement of such obligations is uncertain because they are subject to, among other things, federal, state, and local regulation, economic and operational factors.

•

Contingent consideration of $8.9 million to be paid by us upon achieving specified operational milestones because the ultimate amount and timing of the payments will depend on production from the specified properties and future commodity prices.

Commitments and Contingencies

Management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for some time. We are involved in actions from time to time, which if determined adversely, could have a material adverse impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of our probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. See Note 13, “Commitments and Contingencies” to Consolidated Financial Statements in Item 1 for additional discussion.

Accounting Pronouncements

See the discussion in Note 2, “Recent Accounting Pronouncements” to Consolidated Financial Statements in Item 1.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Critical accounting policies have not changed materially from those disclosed on our 2010 Annual Report on Form 10-K .

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to changes in interest rates on our ATP Titan assets—Term Loan Facility. Otherwise, we have no exposure to changes in interest rates because the interest rates on our other long-term debt instruments are fixed.

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

During the first quarter of 2011, we sold certain natural gas call options in exchange for a premium from the counterparty. At the time of settlement of a call option, if the market price exceeds the fixed price of the call option, the Company pays the counterparty such excess. If the market price settles below the fixed price of the call option, no payment is due from either party. Cash settlements of our derivative instruments are generally classified as operating cash flows unless the derivative contains a significant financing element at contract inception, in which case these cash settlements are classified as financing cash flows in the accompanying consolidated statement of cash flows. See Note 12, “Derivative Instruments and Risk Management Activities,” to Consolidated Financial Statements. We do not hold or issue significant derivative instruments for speculative purposes.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2011, we have made no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 29, 2010, Bison Capital Corporation (“Bison”) filed suit against ATP in the United States District Court for the Southern district of New York alleging ATP owed fees totaling $102 million to Bison under a February 2004 agreement. The case was tried in January 2011. On March 8, 2011 the Court entered a judgment in favor of Bison for $1.65 million plus prejudgment interest and Bison’s reasonable attorney’s fees. ATP provided for this judgment in the financial statements as of December 31, 2010. Either party could file a notice of appeal within 30 days of the judgment. Subsequently, Bison gave notice that it will appeal the judgment and, thus, the case is still pending.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Formation, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of ATP Oil & Gas Corporation (“ATP”) filed June 10, 2010.

3.2	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 4.4 of Registration Statement No. 333-162574 on Form S-3 of ATP filed October 19, 2009.

3.3	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock, Series B of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

3.4	Third Amended and Restated Bylaws of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP’s Current Report on Form 8-K filed December 15, 2009.

4.1	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

4.2	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 of ATP’s Form 8-K dated September 29, 2009.

4.3	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

4.4	Indenture dated as of April 23, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Trustee”), incorporated by reference to Exhibit 4.1 to ATP’s Current Report on Form 8-K dated April 29, 2010.

4.5	Registration Rights Agreement dated as of April 23, 2010 between the Company and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to ATP’s Current Report on Form 8-K dated April 29, 2010.

4.6	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

4.7	Form of Restricted Stock Award Agreement (to be used in connection with awards to directors of ATP), incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

4.8	Form of Restricted Stock Award Agreement (to be used in connection with awards to executive officers of ATP), incorporated by reference to Exhibit 4.8 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

10.1	Credit Agreement dated as of June 18, 2010 among ATP Oil & Gas Corporation, Credit Suisse AG and the lenders party thereto, incorporated by reference to Exhibit 10.1 of ATP’s Current Report on Form 8-K dated June 18, 2010.

10.2	Term Loan Agreement, dated as of September 24, 2010 among Titan LLC, as the Borrower, CLMG Corp., as Agent, and the Lenders party thereto incorporated by reference to Exhibit 99.1 to ATP’s Current Report on Form 8-K dated September 24, 2010.

10.3	ATP Oil & Gas Corporation 2010 Stock Plan incorporated by reference to Appendix A to ATP’s Schedule 14A dated April 29, 2010.

10.4	Intercreditor Agreement dated as of April 23, 2010 among the Company, the Trustee and Credit Suisse AG, incorporated by reference to Exhibit 10.3 to ATP’s Current Report on Form 8-K dated April 29, 2010.

10.5	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP’s Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	Employment Agreement between ATP and Leland E. Tate, dated December 30, 2010, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2010.

10.7	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 30, 2010, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2010.

10.8	Employment Agreement between ATP and Keith R. Godwin, dated December 30, 2010, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2010.

10.9	Employment Agreement between ATP and T. Paul Bulmahn, dated December 30, 2010, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2010.

10.10	Employment Agreement between ATP and George R. Morris, dated December 30, 2010, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2010.

10.11	All Employee Bonus Policy, incorporated by reference to exhibit 10.16 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.12	Discretionary Bonus Policy, incorporated by reference to exhibit 10.17 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.13	Incremental Loan Assumption Agreement and Amendment No. 1 to Credit Agreement among ATP, the lenders party thereto and Credit Suisse AG, incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K dated February 19, 2011.

10.14	Amended and restated letter agreement dated June 15, 2011 between the Company and Credit Suisse International, c/o Credit Suisse Securities USA LLC relating to the capped call transactions, incorporated by reference to Exhibit 10.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 to ATP’s Report on Form 10-Q for the quarter ended March 31, 2011.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date:	August 9, 2011	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer