Form 10-Q/A
period 2011-06-30
ATP OIL & GAS CORP
filed 2011-08-16
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10–Q/A to ATP Oil and Gas Corporation and Subsidiaries’ report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This amendment speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

#3.1	Amended and Restated Certificate of Formation, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K of ATP Oil & Gas Corporation (“ATP”) filed June 10, 2010.

#3.2	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 4.4 of Registration Statement No. 333-162574 on Form S-3 of ATP filed October 19, 2009.

#3.3	Statement of Resolutions Establishing the 8.00% Convertible Perpetual Preferred Stock, Series B of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

#3.4	Third Amended and Restated Bylaws of ATP Oil & Gas Corporation, incorporated by reference to Exhibit 3.1 of ATP’s Current Report on Form 8-K filed December 15, 2009.

#4.1	Rights Agreement dated October 11, 2005 between ATP and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights, which includes the form of Statement of Designations of Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 14, 2005.

#4.2	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, incorporated by reference to Exhibit 4.1 of ATP’s Form 8-K dated September 29, 2009.

#4.3	Form of Stock Certificate for 8.00% Convertible Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

#4.4	Indenture dated as of April 23, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Trustee”), incorporated by reference to Exhibit 4.1 to ATP’s Current Report on Form 8-K dated April 29, 2010.

#4.5	Registration Rights Agreement dated as of April 23, 2010 between the Company and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 10.2 to ATP’s Current Report on Form 8-K dated April 29, 2010.

#4.6	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

#4.7	Form of Restricted Stock Award Agreement (to be used in connection with awards to directors of ATP), incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

#4.8	Form of Restricted Stock Award Agreement (to be used in connection with awards to executive officers of ATP), incorporated by reference to Exhibit 4.8 of Registration Statement No. 333-171263 on Form S-8 of ATP filed December 17, 2010.

#10.1	Credit Agreement dated as of June 18, 2010 among ATP Oil & Gas Corporation, Credit Suisse AG and the lenders party thereto, incorporated by reference to Exhibit 10.1 of ATP’s Current Report on Form 8-K dated June 18, 2010.

#10.2	Term Loan Agreement, dated as of September 24, 2010 among Titan LLC, as the Borrower, CLMG Corp., as Agent, and the Lenders party thereto incorporated by reference to Exhibit 99.1 to ATP’s Current Report on Form 8-K dated September 24, 2010.

#10.3	ATP Oil & Gas Corporation 2010 Stock Plan incorporated by reference to Appendix A to ATP’s Schedule 14A dated April 29, 2010.

#10.4	Intercreditor Agreement dated as of April 23, 2010 among the Company, the Trustee and Credit Suisse AG, incorporated by reference to Exhibit 10.3 to ATP’s Current Report on Form 8-K dated April 29, 2010.

#10.5	Sale and Purchase Agreement between ATP Oil & Gas (UK) Limited and EDF Production UK Ltd., as amended and restated on October 23, 2008, incorporated by reference to Exhibit 10.1 to ATP’s Report on Form 10-Q for the quarter ended September 30, 2008.

#10.6	Employment Agreement between ATP and Leland E. Tate, dated December 30, 2010, incorporated by reference to Exhibit 10.5 to ATP’s Form 8-K dated December 30, 2010.

#10.7	Employment Agreement between ATP and Albert L. Reese, Jr., dated December 30, 2010, incorporated by reference to Exhibit 10.4 to ATP’s Form 8-K dated December 30, 2010.

#10.8	Employment Agreement between ATP and Keith R. Godwin, dated December 30, 2010, incorporated by reference to Exhibit 10.2 to ATP’s Form 8-K dated December 30, 2010.

#10.9	Employment Agreement between ATP and T. Paul Bulmahn, dated December 30, 2010, incorporated by reference to Exhibit 10.1 to ATP’s Form 8-K dated December 30, 2010.

#10.10	Employment Agreement between ATP and George R. Morris, dated December 30, 2010, incorporated by reference to Exhibit 10.3 to ATP’s Form 8-K dated December 30, 2010.

#10.11	All Employee Bonus Policy, incorporated by reference to exhibit 10.16 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

#10.12	Discretionary Bonus Policy, incorporated by reference to exhibit 10.17 to ATP’s Annual Report on Form 10-K for the year ended December 31, 2008.

#10.13	Incremental Loan Assumption Agreement and Amendment No. 1 to Credit Agreement among ATP, the lenders party thereto and Credit Suisse AG, incorporated by reference to Exhibit 10.1 of ATP’s Form 8-K dated February 19, 2011.

#10.14	Amended and restated letter agreement dated June 15, 2011 between the Company and Credit Suisse International, c/o Credit Suisse Securities USA LLC relating to the capped call transactions, incorporated by reference to Exhibit 10.1 of ATP’s Current Report on Form 8-K filed June 21, 2011.

#21.1	Subsidiaries of ATP, incorporated by reference to Exhibit 21.1 to ATP’s Report on Form 10-Q for the quarter ended March 31, 2011.

#31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”

#31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act

#32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

#32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

#	Previously filed or furnished as an exhibit to ATP’s Report on Form 10-Q for the quarter ended June 30, 2011.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ATP Oil & Gas Corporation

Date:	August 16, 2011	By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer