Form 10-K/A
period 2011-12-31
ATP OIL & GAS CORP
filed 2012-03-23
CIK 1123647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

ATP Oil & Gas Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include XBRL (eXtensible Business Reporting Language) information in Exhibit 101 that was excluded from our filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2011.

Exhibit 101 provides the following items formatted in XBRL: (i) Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Statements of Operations for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Statements of Cash Flows for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009; (v) Statements of Temporary Equity for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009; (vi) Statements of Shareholders’ Equity for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009; (vii) Notes to Consolidated Financial Statements; (viii) Schedule I – Parent Company Financial Statements; and (ix) Schedule II – Valuation and Qualifying Accounts.

EXHIBITS

Exhibit Number	Exhibits Description

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2012.

ATP OIL & GAS CORPORATION

By:	/s/ Albert L. Reese Jr.
Albert L. Reese Jr.
Chief Financial Officer